Form 10-K
HUTTON CONAM REALTY INVESTORS 2
filed 1995-03-31
CIK 357099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

Commission file number:    0-11085

                        HUTTON/CONAM REALTY INVESTORS 2
              Exact name of Registrant as specified in its charter

                California                                    13-3100545
State or other jurisdiction of incorporatio I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor, New York, New York								    10285
Address of principal executive offices									     			  zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (X)

Documents Incorporated by Reference:

Portions of Prospectus of Registrant dated July 9, 1982 (included in Amendment No. 1 to Registration Statement, No. 2-75519, of Registrant filed July 9, 1982) are incorporated by reference into Part III of this report.

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.


                                     PART I

Item 1.  Business

General Development of Business

Hutton/ConAm Realty Investors 2 (the "Registrant" or the "Partnership") is a California limited partnership in which RI 2 Real Estate Services Inc. ("RI 2 Services", formerly Hutton Real Estate Services V, Inc.), a Delaware corporation, and ConAm Property Services II, Ltd., a California limited partnership ("ConAm Services"), are the general partners (together, the "General Partners").

Commencing July 9, 1982, the Registrant began offering through E.F. Hutton & Company Inc., of the Registrant, up to a maximum of 80,000 units of limited partnership interest (the "Units") at $500 per Unit. Investors who purchased the Units (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 2-75519, which Registration Statement was declared effective on July 9, 1982. The offering of Units was terminated on October 8, 1982. Upon termination of the offering, the Registrant had accepted subscriptions for 80,000 Units for an aggregate of $40,000,000.

Narrative Description of Business

The Registrant is engaged in the business of acquiring, operating and holding for investment multifamily residential properties, which by virtue of their location and design and the nature of the local real estate market have the potential for capital appreciation and generation of current income. As of December 31, 1994, all of the proceeds available for investment in real estate were invested in four joint ventures and one limited partnership, each of which owns a specified property. Funds held as a working capital reserve are invested in unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety in principal in accordance with the Registrant's investment objectives and policies.

The Registrant's principal investment objectives with respect to its interests in real property are:

(1)	capital appreciation;

(2) distributions of Net Cash From Operations attributable to rental income; and

(3)	preservation and protection of capital.

Distributions of Net Cash From Operations will be the Registrant's objective during its operational phase, while preservation and appreciation of capital will be the Registrant's long-term objectives. The attainment of the Registrant's objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Registrant expects to sell its real property investments taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions, the General Partners have begun marketing certain of the properties and recently entered into preliminary negotiations with an institutional buyer to sell Country Place Village I. There is no assurance that a sale will be completed or that any particular price for the properties can be obtained. No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the properties will not be reinvested and may be distributed to the Limited Partners and General Partners (sometimes referred to herein as the "Partners"), so that the Registrant will, in effect, be self-liquidating. If deemed ne cessary, the Registrant may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Since inception, the Registrant has acquired five residential apartment complexes (collectively, the "Properties") through investments in joint ventures and one limited partnership. As of December 31, 1994, the Registrant had interests in the Properties as follows: (1) Creekside Oaks, a 120-unit apartment complex located in Jacksonville, Florida; (2) Ponte Vedra Beach Village I, a 122-unit apartment complex located in Ponte Vedra Beach, Florida;
(3) Rancho Antigua, a 220-unit apartment complex located in the McCormick Ranch area of Scottsdale, Arizona; (4) Country Place Village I, an 88-unit apartment complex located in Clearwater, Florida; and (5) Village at the Foothills I, a 60-unit apartment complex located in Tucson, Arizona. See Item 2 of this report and Note 4 to the Consolidated Financial Statements, incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14, for a further description of the Properties.

The acquisitions of the Properties were originally made on an all-cash basis, without the use of mortgage financing. During the second quarter of 1985, the Registrant obtained mortgage financing on all of the Properties with the exception of Village at the Foothills I. The resulting net proceeds from such financing were distributed to the Partners during the second quarter of 1985. See Note 5 to the Consolidated Financial Statements for additional information concerning the Registrant's current indebtedness.

Each of the Registrant's four mortgage loans matured and were refinanced in 1993. See Item 7 of this report for a discussion of the loan refinancing.

Competition

The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Registrant's investment in the Properties due principally to the addition of newly- constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties, especially during periods of low mortgage interest rates. The Registrant competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at the Properties in Arizona and Florida reflect some seasonality, which is also reflected in the markets. In some cases, the Registrant may compete with other partnerships affil iated with either General Partner of the Registrant.

For a discussion of current market conditions in each of the areas where the Partnership's Properties are located, see Item 2 below.

Employees

The Registrant has no employees. General services are performed by RI 2 Services, ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of ConAm Services, as well as Service Data Corporation and The Shareholder Services Group, both unaffiliated companies. The Registrant has entered into management agreements pursuant to which ConAm Management provides management services with respect to the Properties. The Shareholder Services Group has been retained by the Registrant to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. See Item 13 for a further description of the service and management agreements between the Registrant and affiliated entities.


Item 2.  Properties

Below is a description of the Properties and a discussion of current market conditions in each of the areas where the Properties are located. For information on the purchase of the Properties, reference is made to Note 4 to the Consolidated Financial Statements on page 7 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14. Appraised values of the Partnership's real estate investments are incorporated by reference to page 14 of the Partnership's Annual Report to Unitholders. Average occupancy rates at each property are incorporated by reference to page 2 of the Partnership's Annual Report to Unitholders.

Country Place Village I - Clearwater, Florida
This 88-unit apartment complex is situated in northeastern Clearwater, on the Gulf Coast west of Tampa. The Clearwater apartment market remains strong, with an overall average occupancy of 95% during the fourth quarter of 1994. High occupancy has permitted increases in rental rates at many complexes, and the limited availability of vacant land for new construction has constrained new development in the area.

Creekside Oaks - Jacksonville, Florida
This 120-unit apartment complex is situated ten miles west of the Intracoastal Waterway in the Baymeadows/Deerwood section of southeast Jacksonville. Significant prior period overbuilding has left the Baymeadows/Deerwood area highly competitive for rental properties. Although market conditions have improved steadily over the past two years, many complexes continue to offer rental concessions to attract tenants. A survey of the Baymeadows/Deerwood submarket indicated average occupancy of area apartments has climbed to 93% as of the second quarter of 1994, and average rental rates had increased approximately 5% from a year earlier. Average occupancy is rising in the Jacksonville area, with the market in a recovery stage which is steady albeit slow. New construction, however, has remained limited, with no new permits issued in 1992 or 1993, and only 370 units permitted in 1994.

Ponte Vedra Beach Village I - Ponte Vedra Beach, Florida
Ponte Vedra Beach, an oceanfront community in southeast Jacksonville, is the location of this 122-unit apartment complex. The Ponte Vedra Beach area has experienced notable population growth and limited new construction in recent years, resulting in strong occupancy for area apartment complexes. A local survey of the Ponte Vedra Beach area reported an average apartment occupancy rate of 95% in the fourth quarter of fiscal 1994. Construction of new apartments has been limited in recent years; however, two residential projects are planned which would add approximately 120 new units in the area. The completion date of these projects remains uncertain and land available for further apartment development is limited.

Rancho Antigua - Scottsdale, Arizona
This 220-unit apartment community is located eight miles northeast of Phoenix in southwest Scottsdale. Strong population and job growth have characterized Phoenix in recent years, bringing about favorable market conditions for apartment complexes in the area. A survey of the Scottsdale/Paradise Valley submarket reported average occupancy of 96% as of the third quarter of 1994, and most area complexes have instituted rent increases in 1994. Construction, while limited in recent years, picked up in 1994 and eight projects in the Scottsdale/Paradise Valley submarket were in the planning or construction phase
as of the third quarter of 1994.   The new supply is likely to limit rental
rate increases in the coming year, however, the area's strong population and job growth are expected to keep pace with new supply.

Village at the Foothills I - Tucson, Arizona
This 60-unit apartment community is situated in the "foothills" section of Tucson. Tucson continues to experience brisk population and job growth, which have fueled strong demand for apartment housing in recent years. A local survey of metropolitan Tucson conducted in the fourth quarter of fiscal 1994 showed an average occupancy rate of 96% among multifamily properties with five or more units. While construction of new units has been minimal during the past four years, eight new complexes commenced construction in 1994. When completed, these projects can be expected to compete with Village at the Foothills I.

Four of the Partnership's five properties are encumbered by mortgage loans. See Note 5 to the Consolidated Financial Statements for a description of such mortgage financing.


Item 3.  Legal Proceedings

The Registrant is not a party to, nor are any of the Properties the subject of, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1994, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for the Registrant's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1994, the number of Unitholders of record was 4,264.

No established public trading market exists for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash Flow From Operations, when made, are paid on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each quarter. Such distributions have been made primarily from net operating income with respect to the Registrant's investment in the Properties and from interest on short-term investments, and partially from excess cash reserves. For a full accounting of the cash distributions paid to the Limited Partners during the past two years, reference is made to page 3 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.

Cash distributions to the Limited Partners were suspended from the first quarter of 1992 through the second quarter of 1994 in consideration of the costs related to the refinancing of the Partnership's four mortgage loans. Although the loans were refinanced in October 1993, the amount of such refinancing proceeds was less than outstanding amounts due under the maturing loans. Partnership cash reserves were used to meet this shortfall and to pay mortgage fees and establish escrows required under the new loans. As these payments substantially depleted the Partnership's cash reserve, cash distributions remained suspended until the third quarter of 1994 at which time the General Partners determined that the cash reserve had increased to a level considered adequate to meet anticipated funding needs. Accordingly, cash distributions to investors were reinstated commencing with the third quarter 1994 distribution in the quarterly amount of $2.75 per Unit. The level of future distributions will be evaluated on a quarterly basis.

Item 6.  Selected Financial Data

Incorporated by reference to page 3 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1994, the Partnership had cash and cash equivalents of $1,183,787 which was invested in unaffiliated money market funds, compared with $558,731 at December 31, 1993. The increase is primarily attributable to net cash from operations exceeding cash used for distributions, mortgage principal payments, building improvements and mortgage fees. The Partnership also maintained a restricted cash balance of $779,328 at December 31, 1994, compared with $781,463 at December 31, 1993. The restricted cash balance represents escrows for required insurance deductibles, real estate taxes, and property replacements and repairs, required under the terms of the current mortgage loans. The General Partners expect sufficient cash flow to be generated from operations to meet its current operating expenses and debt service requirements.

In light of improving market conditions in certain of the areas where the Partnership's properties are located, the General Partners have begun marketing some of the properties and recently entered into preliminary negotiations with an institutional buyer to sell Country Place Village I. There is no assurance that a sale will be completed or that any particular price for the property can be obtained. In the event that a sale is completed, the General Partners intend to distribute the net proceeds following a review of the Partnership's cash reserve requirements.

On October 28, 1993, the General Partners obtained replacement financing on the Partnership's mortgages secured by Creekside Oaks, Ponte Vedra Beach Village I, Country Place Village I and Rancho Antigua. Since the proceeds of the current mortgage loans were significantly less than the amounts due on the prior mortgages, the Partnership used cash reserves of approximately $1.1 million to pay down principal balances. Additionally, $491,095 of Partnership cash reserves was used to pay refinancing expenses, and $995,372 was used to fund various escrows required by the new lender. See Note 5 to the Consolidated Financial Statements for additional information concerning the terms of the replacement financing.

Cash distributions to the limited partners were suspended from the first quarter of 1992 through the second quarter of 1994 in consideration of the costs related to the refinancing of the Partnership's four mortgage loans. Although the loans were refinanced in October 1993, cash outlays associated with the refinancing discussed above substantially depleted the Partnership's cash reserve, and cash distributions remained suspended until the third quarter of 1994, at which time the General Partners determined that the cash reserve had increased to a level considered adequate to meet anticipated funding needs. Accordingly, quarterly cash distributions to investors were reinstated commencing with the third quarter 1994 distribution in the amount of $2.75 per Unit. The level of future distributions will be evaluated on a quarterly basis.

Results of Operations

1994 versus 1993

Partnership operations for the year ended December 31, 1994 resulted in net income of $37,325, compared with a net loss of $527,539 in 1993. After adding back depreciation and amortization, both non-cash expenses, and subtracting mortgage amortization, operations generated cash flow of $1,001,258 for the year ended December 31, 1994, compared with cash flow of $494,769 in 1993. The increase in cash flow and change from net loss to net income in 1994 is primarily the result of increased rental income and lower interest expense.

Rental income totaled $4,669,676 for the year ended December 31, 1994 compared with $4,429,975 in 1993. The increase in 1994 reflects higher rental income at all the properties, primarily due to rental rate increases instituted over the past year.

Property operating expenses totaled $2,262,915 for the year ended December 31, 1994, compared with $2,069,986 in 1993. The increase primarily reflects higher expenses at Rancho Antigua as repair and maintenance expense increased due to carpet replacement, asphalt resealing and general repairs, while rental administration expenses increased primarily due to higher utilities expense. Interest expense totaled $1,110,434 for the year ended December 31, 1994, compared with $1,686,402 in 1993. The decrease is due to lower interest rates and the reduction of approximately $1.1 million of the principal balances as a result of the replacement financing secured in late 1993. General and administrative expenses totaled $144,052 for the year ended December 31, 1994, compared with $153,236 in 1993. The decrease primarily reflects one-time expenses incurred in 1993 relating to the attempt at securing a loan for the Village at the Foothills I.

1993 versus 1992

Partnership operations for the year ended December 31, 1993 resulted in a net loss of $527,539 compared with a net loss of $408,905 in 1992. After adding back depreciation and amortization, non-cash expenses, and subtracting mortgage amortization, operations generated cash flow of $494,769 in 1993 compared with cash flow of $560,889 in 1992. The reduced cash flow and larger net loss in 1993 are primarily a result of higher property operating costs and, to a lesser extent, higher interest expense, which more than offset increased rental income.

Rental income for the year ended December 31, 1993 was $4,429,975 compared with $4,251,122 in 1992. The approximate 4% increase in 1993 is primarily the result of higher rental income from the Rancho Antigua property, reflecting higher average occupancy during 1993.

Property operating expenses were $2,069,986 for the year ended December 31, 1993, compared with $1,829,468 for 1992. The increase primarily reflects higher repair and maintenance expenses at Creekside Oaks, Rancho Antigua and Country Place Village I. Interest expense totalled $1,686,402 for the year ended December 31, 1993, compared with $1,632,135 for the year ended December 31, 1992. The increase reflects the higher default interest rates which were applied to the Partnership's loans beginning at the time of their maturity in May 1993 through the closing of the refinancing in October. General and administrative expenses totalled $153,236 for the year ended December 31, 1993, compared with $179,752 for 1992. The decrease is primarily attributable to reduced legal fees and lower postage costs for investor reports.

The average occupancy levels at each of the Properties for the years ended December 31, 1994, 1993 and 1992, were as follows:

                                        Twelve Months Ended December 31,
        Property                               1994    1993    1992
        Creekside Oaks                           96%     94%     94%
        Ponte Vedra Beach Village I              96%     96%     96%
        Rancho Antigua                           95%     95%     91%
        Country Place Village I                  97%     95%     97%
        Village at the Foothills I               96%     96%     97%


Item 8.  Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 4 - 13 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14. Supplementary Data is incorporated by reference to page F - 1 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers or directors. RI 2 Services and ConAm Services, the co-General Partners of the Registrant, jointly manage and control the affairs of the Registrant and have general responsibility and authority in all matters affecting its business.

RI 2 Services

RI 2 Services (formerly Hutton Real Estate Services V, Inc.) is a Delaware Corporation, formed on October 30, 1980, and is an affiliate of Lehman Brothers, Inc. See the section captioned "Certain Matters Involving Affiliates of RI 2 Services" for a description of the Hutton Group's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co Incorporated ("Smith Barney"), which was followed by a change in the general partner's name.

Certain officers and directors of RI 2 Services are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which the real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The names and ages of, as well as the positions held by, the directors and executive officers of RI 2 Services are set forth below. There are no family relationships between any executive officers or directors.

        Name                     Age                        Office

        Paul L. Abbott           49        Director, President, Chief Financial
                                           Officer and Chief Executive Officer
        Janet M. Hoynes          30        Vice President
        Kate D. Hobson           28        Vice President

Paul L. Abbott is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Janet M. Hoynes is a Vice President at Lehman Brothers in the Diversified Asset Group and is responsible for asset management of residential real estate.
Prior to joining Shearson in July 1989, she was employed as an analyst in a public real estate investment trust based in California. Ms. Hoynes received a B.A. in Economics from the State University of New York at Stony Brook in 1986.

Kate D. Hobson is an Assistant Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1992. Prior to joining Lehman Brothers, Ms. Hobson was associated with Cushman & Wakefield serving as a real estate accountant from 1990 to 1992. Prior to that, Ms. Hobson was employed by Cambridge Systematics, Inc. as a junior land planner. Ms. Hobson received a B.A. degree in sociology from Boston University in 1988.

ConAm Services

ConAm Services is a California limited partnership organized on August 30, 1982. The sole general partner of ConAm Services is Continental American Development, Inc. ("ConAm Development"). The names and ages of, as well as the positions held by, the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any executive officers or directors.

        Name                      Age               Office

        Daniel J. Epstein         55          President and Director
        Nancie Larimore           55          Secretary/Treasurer and Director
        E. Scott Dupree           44          Vice President
        Robert J. Svatos          36          Vice President
        Ralph W. Tilley           40          Vice President

Daniel J. Epstein has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969.
At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

Nancie Larimore has been employed by ConAm Management or its affiliates since 1976 and has been a Vice President of ConAm Management (or its predecessor firm) and the Secretary/Treasurer and a Director of ConAm Development since their inception. Ms. Larimore's responsibilities include leasing, consumer relations, advertising and promotion. From 1972 to 1975, she held a similar position with American Housing Guild. From 1969 to 1972, she was Director of Property Management for Larwin Group, Inc. Ms. Larimore is a graduate of the University of California at Los Angeles, and holds a Master's of Business Administration degree from the University of California at Los Angeles.

E. Scott Dupree is a Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos is a Vice President and Chief Financial Officer of ConAm
Management, and has been with the company since 1988.    His responsibilities
include the accounting, treasury and data processing functions of the organization. Mr. Svatos is part of the firm's due diligence team, analyzing a broad range of projects for ConAm Management's fee client base. Prior to joining ConAm Management, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor of Science degree in Accounting from the University of Illinois. Mr. Svatos is a Certified Public Accountant.

Ralph W. Tilley is a Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, ConAm Management's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

Certain Matters Involving Affiliates of RI 2 Services

On January 13, 1988, SLBP Acquisition Corp. (the "Purchaser"), a wholly-owned subsidiary of Shearson Lehman Brothers Holding Inc., acquired the right to purchase 29,610,000 shares of stock of the Hutton Group pursuant to a cash tender offer commenced on December 7, 1987. On January 21, 1988, the Purchaser assigned its right to purchase the shares so accepted to Shearson. Shearson purchased the 29,610,000 shares which constituted approximately 90% of the outstanding shares of the Hutton Group. Shearson subsequently acquired the remaining shares of the Hutton Group. Thus, the Hutton Group became a wholly-owned subsidiary of Shearson.

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney. Subsequent to the sale, Shearson changed its name to "Lehman Brothers Inc.". The transaction did not affect the ownership of the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, the Hutton Real Estate Services general partner changed its name to "RI 2 Real Estate Services Inc.", and the Hutton Group changed its name to "LB I Group Inc." to delete any reference to "Hutton."


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors or executive officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain transactions between the General Partners or their affiliates and the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1994, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. Nancie Larimore, Secretary/Treasurer and a Director of ConAm Development, owned four Units as of December 31, 1994. No other directors or executive officers of the General Partners own any Units.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1994, $3,732 of Registrant's net income was allocated to the General Partners ($2,488 to RI 2 Services and $1,244 to ConAm Services). For a description of the share of Net Cash From Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 78 through 80 of the Prospectus of the Registrant dated July 9, 1982 ( the "Prospectus"), contained in Amendment No. 1 to Registrant's Registration Statement No. 2-75519, filed July 9, 1982, under the section captioned "Profit and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

The Registrant has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day-to-day management of the Properties. It is the responsibility of ConAm Management to select resident managers and local property managers, where
appropriate, and monitor their performance.   ConAm Management's services also
include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, and related services. For such services, ConAm Management is entitled to receive a management fee as described on pages 33 and 34 of the Prospectus under the caption "Investment Objectives and Policies - Management of Properties," which description is herein incorporated by reference. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated by reference to Note 6 to the Consolidated Financial Statements included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.

Pursuant to Section 12(g) of Registrant's Certificate and Agreement of Limited Partnership, the General Partners may be reimbursed by the Registrant for certain of their costs as described on page 16 of the Prospectus, which description is incorporated herein by reference. The Shareholder Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 6 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1994, which is filed as an exhibit under Item 14.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

 (a)(1)  Financial Statements:
                                                                          Page

         Consolidated Balance Sheets - December 31, 1994 and 1993         (1)

         Consolidated Statements of Partners' Capital (Deficit) - For the
         years ended December 31, 1994, 1993 and 1992                     (1)

         Consolidated Statements of Operations - For the years ended
         December 31, 1994, 1993 and 1992                                 (1)

         Consolidated Statements of Cash Flows - For the years ended
         December 31, 1994, 1993 and 1992                                 (1)

         Notes to the Consolidated Financial Statements                   (1)

         Report of Independent Accountants                                (1)

 (a)(2)  Financial Statement Schedule:

         Schedule III - Real Estate and Accumulated Depreciation          F-1

         Report of Independent Accountants                                F-2


(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.


	(a)(3)	Exhibits:

           (3)(A) Amended and Restated Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated July 9, 1982 (the "Prospectus"), contained in Amendment No. 1 to Registration Statement, No. 2-75519, of Registrant filed July 9, 1982).

              (B) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit B to the Prospectus).


           (10)(A) Settlement Agreement by and among the Managing Joint Venturers and the Epoch Joint Venturers dated July 1, 1992 (included as, and incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-11085)).

               (B) Amended and Restated Agreement of General Partnership of Country Place Village I Joint Venture dated as of July 1, 1992 (included as, and incorporated herein by reference to Exhibit
               10.2 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-11085)).

               (C) Amended and Restated Agreement of General Partnership of Creekside Oaks Joint Venture dated as of July 1, 1992 (included as, and incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-11085)).

               (D) Amended and Restated Agreement of General Partnership of Ponte Vedra Beach Village I dated July 1, 1992 (included as, and incorporated herein by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-11085)).

               (E) Joint Venture Agreement of Rancho Antigua (included as, and incorporated herein by reference to Exhibit 10(M) to the Registrant's 1991 Annual Report on Form 10-K for the year ended December 31, 1991 (Commission File No. 0-11085)).

               (F) Amended and Restated Agreement of General Partnership of Village at the Foothills I Joint Venture Limited Partnership dated July 1, 1992 (included as, and incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-11085)).

               (G) Property Management Agreement between Creekside Oaks Joint Venture and ConAm Management Corporation for the Creekside Oaks property (included as, and incorporated herein by reference to Exhibit 10-G to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-11085)).

               (H) Property Management Agreement between Ponte Vedra Beach Joint Venture and ConAm Management Corporation for the Ponte Vedra Beach Village I property (included as, and incorporated herein by reference to Exhibit 10-H to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-11085)).

               (I) Property Management Agreement between Rancho Antigua Joint Venture and ConAm Management Corporation for the Rancho Antigua property (included as, and incorporated herein by reference to Exhibit 10-I to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-11085)).

               (J) Property Management Agreement between Country Place Village I Joint Venture and ConAm Management Corporation for the Country Place Village I property (included as, and incorporated herein by reference to Exhibit 10-J to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-11085)).

               (K) Property Management Agreement between Village at the Foothills I Joint Venture and ConAm Management for the Village at the Foothills I property (included as, and incorporated herein by reference to Exhibit 10-K to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-11085)).

               (L) Loan Documents: Mortgage and Security Agreement, Promissory Note and Assignment of Rents and Leases with respect to the refinancing of Country Place Village I, between Registrant and The Penn Mutual Insurance Company (included as, and incorporated herein by reference to Exhibit 10-L to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-11085)).

               (M) Loan Documents: Mortgage and Security Agreement, Promissory Note and Assignment of Rents and Leases with respect to the refinancing of Creekside Oaks, between Registrant and The Penn Mutual Insurance Company (included as, and incorporated herein by reference to Exhibit 10-M to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-11085)).

               (N) Loan Documents: Mortgage and Security Agreement, Promissory Note and Assignment of Rents and Leases with respect to the refinancing of Ponte Vedra Beach Village I, between Registrant and The Penn Mutual Insurance Company (included as, and incorporated herein by reference to Exhibit 10-N to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-11085)).

               (O) Loan Documents: Deed of Trust and Assignment of Rents with Security Agreement and Financing Statement with respect to the refinancing of Rancho Antigua, between Registrant and The Penn Mutual Insurance Company (included as, and incorporated herein by reference to Exhibit 10-O to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-11085)).

              (13) Annual Report to Unitholders for the year ended December 31, 1994.

              (21) List of Subsidiaries - Joint Ventures (included as, and incorporated herein by reference to Exhibit 22 to the Registrant's Annual Report for the year ended December 31, 1994, on Form 10-K (Commission File No. 0-11085)).

              (99) Portions of Prospectus of Registrant dated July 9, 1983 (included as, and incorporated herein by reference to Exhibit 28 of the Registrant's 1988 Annual Report filed on Form 10-K for the fiscal year ended December 31, 1988 (Commission File No. 0-11085)).

             (b)(3) Reports on Form 8-K:

                    No reports on Form 8-K were filed in the fourth quarter of 1994.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 28, 1995
                                HUTTON/CONAM REALTY INVESTORS 2
                                BY:             RI 2 Real Estate Services Inc.
                                                General Partner






                                BY:  /S/  Paul L. Abbot
                                Name:           Paul L. Abbott
                                Title:          Director, President,
                                                Chief Executive Officer
                                                and Chief Financial Officer








                                BY:     ConAm Property Services II, Ltd.
                                                General Partner


                                BY:     Continental American Development, Inc.
                                                General Partner






                                BY:  /S/  Daniel J. Epstein
                                Name:           Daniel J. Epstein
                                Title:          President, Director and
                                                Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                                RI 2 REAL ESTATE SERVICES INC.
                                A General Partner


                                BY: Continental American Development, Inc. General Partner


Date:  March 28, 1995
                                BY:  /S/  Paul L. Abbott
                                                Paul L. Abbott
                                                Director, President,
                                                Chief Executive Officer
                                                and Chief Financial Officer





Date:  March 28, 1995
                                BY:  /S/  Janet Hoynes
                                                Janet Hoynes
                                                Vice President




Date:  March 28, 1995
                                BY:  /S/  Kate Hobson
                                                Kate Hobson
                                                Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                CONAM PROPERTY SERVICES II, LTD.
                                A General Partner

                                By: Continental American Development, Inc. General Partner



Date:  March 28, 1995
                                BY:  /S/  Daniel J. Epstein
                                                Daniel J. Epstein
                                                Director and President







Date:  March 28, 1995
                                BY:  /S/  Nancie Larimore
                                                Nancie Larimore
                                                Secretary/Treasurer
                                                and Director





Date:  March 28, 1995
                                BY:  /S/  E. Scott Dupree
                                                E. Scott Dupree
                                                Vice President





Date:  March 28, 1995
                                BY:  /S/  Robert J. Svatos
                                                Robert J. Svatos
                                                Vice President





Date:  March 28, 1995
                                BY:  /S/  Ralph W. Tilley
                                                Ralph W. Tilley
                                                Vice President



                        Hutton/ConAm Realty Investors 2

                                   Exhibit 13
















                        Hutton/ConAm Realty Investors 2

                               Annual Report 1994






           Hutton/ConAm Realty Investors 2 is a California limited partnership formed in 1982 to acquire, operate and hold for investment multifamily housing properties. At December 31, 1994, the Partnership's portfolio consisted of five apartment properties located in Arizona and Florida.



                                                           Average Occupancy
   Property                          Location                  1994     1993
   _________________________________________________________________________
   Country Place Village I           Clearwater, Florida        97%     95%
   Creekside Oaks                    Jacksonville, Florida      96%     94%
   Ponta Vedra Beach Village I       Ponte Vedra Beach, Florida 96%     96%
   Rancho Antigua                    Scottsdale, Arizona        95%     95%
   Village at the Foothills I        Tucson, Arizona            96%     96%
   _________________________________________________________________________



        Administrative Inquires          Performance Inquires/Form 10-Ks
        Address Changes/Transfers        The Shareholder Services Group
        Service Data Corporation         P.O.Box 1527
        2424 South 130th Circle          Boston, Massachusetts 02104-1527
        Omaha, Nebraska 68144            Attn:  Financial Communications
        (800) 223-3464                   (800) 223-3464














                                    Contents

                           1       Message to Investors
                           2       Performance Summary
                           3       Financial Highlights
                           4       Consolidated Financial Statements
                           6       Notes to Consolidated Financial Statements
                          13       Report of Independent Accountants
                          14       Net Asset Valuation


Presented for your review is the 1994 Annual Report for Hutton/ConAm Realty Investors 2. In this report, we review Partnership operations and discuss general market conditions affecting the Partnership's properties. We have also included a performance summary which addresses operating results at each of the properties and financial highlights for the year.

Cash Distributions
Following an evaluation of the Partnership's cash reserves, anticipated cash flow and funding needs, the General Partners reinstated cash distributions to investors commencing with the 1994 third quarter distribution. A fourth quarter distribution, in the amount of $2.75 per Unit, was credited to your brokerage account or sent directly to you on February 6, 1995. Since inception, the Partnership has paid distributions totalling $299.19 per original $500 Unit, including $200 per Unit in return of capital payments. The level of future distributions will be evaluated on a quarterly basis and will be based on cash flow generated by the Partnership. Please see page 3 of this report for a summary of cash distributions paid for the past eight quarters.

Operations Overview
The past year has witnessed a solid recovery of multifamily housing in most regions of the country. The improving economy and limited new construction in most areas have boosted occupancy levels and rental rates, while rising mortgage rates have curtailed renters from purchasing condominiums and single family homes. These favorable conditions are especially prevalent in the sunbelt states, which continue to benefit from long-term population growth.

Operating results at the Partnership's properties reflect these strengthening market conditions. Occupancy rates at each of the properties remained competitive with local averages during 1994, and all of the properties instituted rental rate increases on lease renewals resulting in a 5% increase in rental income. While construction of new units has picked up in several areas, positive demographic trends, especially in the Florida markets, are expected to keep pace with new supply. The General Partners intend to closely monitor these conditions and will continue to make select property improvements and age-related repairs to keep the Partnership's properties competitive with newer units.

Summary
The healthy market conditions and strong performance of the Partnership's properties during 1994 bode well for their eventual sale. In light of these improving conditions the General Partners have begun marketing some of the properties and recently entered into preliminary negotiations with an institutional buyer to sell Country Place Village I. There can be no assurance that a sale will be completed or that any particular price for the property can be obtained. In the interim, the General Partners will continue to effectively manage the Partnership's properties by seeking to maintain high occupancy levels and implementing rental rate increases as conditions permit. We will keep you updated on developments affecting your investment in future reports.

Very truly yours,



Paul L. Abbott                           Daniel J. Epstein
President                                President
RI 2 Real Estate Services, Inc.          Continental American Development  Inc.
                                         General Partner of ConAm Property
March 28, 1995                           Services IV, Ltd.


Performance Summary

Country Place Village I, Clearwater, Florida.
Located in the northeastern section of Clearwater, this 88-unit apartment complex boasted a 97% average occupancy rate in 1994, up two percent from 1993. The higher occupancy reflects an aggressive marketing campaign as well as strong market conditions in Clearwater. Average occupancy in the Clearwater area stood at 95% in the fourth quarter of 1994 and many area complexes, including Country Place Village I, have increased rents. Rental income at Country Place increased 8% over the previous year. Capital improvements during the year included carpet replacement and roof repairs.

Creekside Oaks, Jacksonville, Florida
Creekside Oaks, a 120-unit apartment community, is situated in the Baymeadows-Deerwood neighborhood of southeast Jacksonville. Average occupancy levels at Creekside Oaks increased to 96% during 1994, resulting in a 5% increase in rental income from 1993. While rental rate increases are being implemented on renewals, market conditions in the Baymeadows-Deerwood area remain highly competitive as a result of significant prior-period overbuilding. Property improvements included roof replacement and related repairs, as well as selected exterior painting.

Ponte Vedra Beach Village I, Ponte Vedra Beach, Florida
This 122-unit property is located in an oceanside residential area south of Jacksonville. Ponte Vedra Beach Village I reported stable occupancy of 96% during 1994, unchanged from 1993. Rental income increased 3%, reflecting rate increases on most units during the year. While the local rental market remains strong, planned construction of two residential projects will add approximately 120 new units in the area that are likely to compete with the Partnership's property. The completion date of these projects remains uncertain. Capital improvements during the year were minor and included the replacement of porches on select units.

Rancho Antigua, Scottsdale, Arizona
Located approximately eight miles northeast of Phoenix, this 220-unit complex achieved average occupancy of 95% in 1994, unchanged from the prior year. The healthy local economy and strong market conditions for rental properties have permitted rental increases, resulting in a 6% increase in rental income from 1993. Construction, while limited in recent years, picked up in 1994 and eight new projects in the Scottsdale/Paradise Valley submarket were in the process of planning or construction as of the third quarter of 1994, according to an area survey. Capital improvements included carpet and tile upgrades and the replacement of aging appliances in certain units.

Village at the Foothills I, Tucson, Arizona
This 60-unit apartment and townhouse community is located in the rugged Catalina Foothills, overlooking Tucson. Occupancy rates at this property remained steady in 1994, at 96%, and rental income increased 7% from 1993 as a
result of rental increases instituted on all turnovers and renewals.   While
market conditions have improved notably in Tucson in recent years, eight new apartment complexes in the Foothills region recently commenced construction which are likely to provide strong competition when completed. Property improvements included carpet replacement in selected units, roof repairs and landscape upgrades.




Selected Financial Data

For the Periods Ended December 31,
(dollars in thousands, except per Unit data)

                    1994        1993       1992      1991        1990
Total Income       $4,718   $  4,479   $  4,316   $  4,263    $  4,182

Net Income (Loss)      37       (528)      (409)      (513)       (523)

Net Cash Provided by
(used for)Operating
Activities          1,150       (180)       680        380         642
Long-term
Obligations        14,219     14,418     15,636     15,750      15,853
Total Assets
at Year End        24,772     25,237     26,946     27,579      28,807
Net Income (Loss)
per Limited Partnership
Unit
80,000 Units)         .42      (6.53)     (5.06)     (6.34)      (6.47)
Distributions per
Limited Partnership
Unit (80,000 Units)  5.50          -          -       5.20        2.20



Total income increased 5% from 1993 to 1994, primarily due to higher rental income at all of the Partnership's properties due to rental rate increases implemented during 1994.

The increase in net income and net cash provided by operating activities is attributable to the increase in rental income, as well as a decrease in interest expense due to a lower interest rate and a $1.1 million reduction of the Partnership's outstanding principal balance as a result of the replacement financing secured in late 1993. This decrease was partly offset by a 9% increase in property operating expense, reflecting higher repair and maintenance expenses and rental administration expense at Rancho Antigua.


Quarterly Cash Distributions
Per Limited Partnership Unit

                                                  1994            1993
First Quarter                                      $ -             $ -
Second Quarter                                       -               -
Third Quarter                                     2.75               -
Fourth Quarter                                    2.75               -

Total                                             5.50               0







Consolidated Balance Sheets
December 31, 1994 and 1993

Assets                                            1994            1993

Investments in real estate:
        Land                                  $6,797,328       $6,797,328
        Buildings and improvements            27,258,895       27,144,828

                                              34,056,223       33,942,156
        Less- accumulated depreciation       (11,699,378)     (10,612,843)

                                              22,356,845       23,329,313
Cash and cash equivalents                      1,183,787          558,731
Restricted cash                                  779,328          781,463
Other assets, net of accumulated
 amortization of $88,397 in 1994
 and $11,693 in 1993                             452,164          567,953

                Total Assets                 $24,772,124      $25,237,460


Liabilities and Partners' Capital

Liabilities:
        Mortgages payable                    $14,218,948      $14,418,254
        Accounts payable
        and accrued expenses                     106,337          165,903
        Due to general partners
        and affiliates                            40,523           36,907
        Security deposits                        133,210          136,171
        Distribution payable                     244,445                -

                Total Liabilities             14,743,463       14,757,235

Partners' Capital (Deficit):
        General Partners                        (618,500)        (573,343)
        Limited Partners                      10,647,161       11,053,568

                Total Partners' Capital       10,028,661       10,480,225

                Total Liabilities and
                Partners' Capital            $24,772,124      $25,237,460



Consolidated Statements of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992

                                   General        Limited         Total
                                 Partners'      Partners'     Partners'

Balance at January 1, 1992      $(563,979)    $11,980,648   $11,416,669
Net loss                           (4,089)       (404,816)     (408,905)

Balance at December 31, 1992     (568,068)     11,575,832    11,007,764
Net loss                           (5,275)       (522,264)     (527,539)

Balance at December 31, 1993     (573,343)     11,053,568    10,480,225
Net income                          3,732          33,593        37,325
Distributions                     (48,889)       (440,000)     (488,889)

Balance at December 31, 1994    $(618,500)    $10,647,161   $10,028,661


See accompanying notes to the consolidated financial statements.


Consolidated Statements of Operations
For the years ended December 31, 1994, 1993 and 1992



Income                             1994            1993          1992

Rental                         $4,669,676      $4,429,975    $4,251,122
Interest                           48,289          48,981        65,327

        Total Income            4,717,965       4,478,956     4,316,449

Expenses

Property operating              2,262,915       2,069,986     1,829,468
Depreciation and amortization   1,163,239       1,096,871     1,083,999
Interest                        1,110,434       1,686,402     1,632,135
General and administrative        144,052         153,236       179,752

        Total Expenses          4,680,640       5,006,495     4,725,354


         Net income (loss)        $37,325       $(527,539)    $(408,905)

Net Income (Loss) Allocated:

To the General Partners            $3,732         $(5,275)      $(4,089)
To the Limited Partners            33,593        (522,264)     (404,816)

         Net income (loss)        $37,325       $(527,539)    $(408,905)

Per limited partnership unit
 (80,000 outstanding)                $.42          $(6.53)       $(5.06)


See accompanying notes to the consolidated financial statements.



Consolidated Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992

Cash Flows from
Operating Activities:              1994            1993          1992

Net income (loss)                 $37,325       $(527,539)    $(408,905)
Adjustments to reconcile
net income (loss) to net cash
provided by (used for)
operating activities:
        Depreciation and
        amortization            1,163,239       1,096,871     1,083,999
        Increase (decrease)
        in cash arising from
        changes in operating
        assets and liabilities:
          Fundings to
          restricted cash        (407,336)     (1,057,502)            -
          Release of
          restricted cash         409,471         276,039             -
          Other assets              6,310          (5,317)         (658)
          Accounts payable and
          accrued expenses        (59,566)         40,477         6,034
          Due to general partners
          and affiliates            3,616         (11,199)       13,071
          Security deposits        (2,961)          7,848       (13,968)

Net cash provided by (used for)
operating activities            1,150,098        (180,322)      679,573

Cash Flows from Investing Activities:

Additions to real estate         (114,067)        (34,711)            -
Acquisition of joint
venture partner interests               -               -       (36,764)

Net cash used for
investing activities             (114,067)        (34,711)      (36,764)

Cash Flows from Financing Activities:

Distributions                    (244,444)              -      (115,556)
Mortgage principal payments      (199,306)       (15,667,949)  (114,205)
Receipt (payment) of deposit
on mortgage refinancing            72,058            (74,631)         -
Mortgage fees                     (39,283)          (491,095)         -
Mortgage proceeds                       -         14,450,000          -

Net cash used for
financing activities             (410,975)        (1,783,675)  (229,761)

Net increase (decrease) in
cash and cash equivalents         625,056         (1,998,708)   413,048
Cash and cash equivalents
at beginning of year              558,731          2,557,439  2,144,391

Cash and cash equivalents
at end of year                 $1,183,787           $558,731 $2,557,439

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year
for interest                   $1,110,434         $1,686,402 $1,632,135


Supplemental Disclosure of Cash and Non-Cash Investing Activities:

During the year ended December 31, 1992, the Partnership purchased the Joint Venture Partner interest of the co-venturers to Country Place Village I Joint Venture, Creekside Oaks Joint Venture, Ponte Vedra Beach Village I Joint Venture, and Village at the Foothills I Joint Venture. The Creekside Oaks Joint Venture included a minority interest of $10,500. Total consideration of $35,000 was paid for the purchase of such interest. In addition, $12,264 of legal costs were incurred as a result of this transaction, resulting in a net building basis adjustment of $36,764.

See accompanying notes to the consolidated financial statements.


Notes to the Consolidated Financial Statements
For the years ended December 31, 1994, 1993 and 1992

1. Organization
Hutton/ConAm Realty Investors 2 (the "Partnership") was organized as a limited partnership under the laws of the State of California pursuant to a Certificate and Agreement of Limited Partnership (the "Partnership Agreement") dated December 17, 1981, as amended and restated October 8, 1982. The Partnership was formed for the purpose of acquiring and operating certain types of residential real estate. The General Partners of the Partnership are RI 2 Real Estate Services Inc., an affiliate of Lehman Brothers Inc. (see below), and ConAm Property Services II, Ltd. ("ConAm"), an affiliate of Continental American Properties, Ltd (the "General Partners"). The Partnership will continue until December 31, 2010 unless sooner terminated pursuant to the terms of the Partnership Agreement.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management business to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. ("Lehman Brothers").
The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective January 13, 1994, the Hutton Real Estate Services V, Inc. general partner changed its name to "RI 2 Real Estate Services, Inc."

2. Significant Accounting Policies
Financial Statements The consolidated financial statements include the accounts of the Partnership and its affiliated ventures. The effect of transactions between the Partnership and its ventures have been eliminated in consolidation.

Real Estate Investments Real estate investments are recorded at the lower of cost or net realizable value which includes the initial purchase price of the property, legal fees, acquisition and closing costs.

Leases are accounted for under the operating method. Under this method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations when incurred. Leases are generally for terms of one year or less.

Depreciation is computed using the straight-line method based upon the estimated useful lives of the properties. Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Other Assets Included in other assets are deferred mortgage costs incurred in connection with obtaining financing on four of the Partnership's properties. Such costs are amortized over the term of the loans.

Offering Costs Costs relating to the sale of limited partnership units were deferred during the offering period and charged to the limited partners' capital accounts upon the consummation of the public offering.

Income Taxes No provision for income taxes has been made in the financial statements since income, losses and tax credits are passed through to the individual partners.

Cash and Cash Equivalents Cash equivalents consists of short-term highly liquid investments which have maturities of three months or less from date of issuance. Cash and cash equivalents include security deposits of $106,213 and $104,508 at December 31, 1994 and 1993, respectively, restricted under certain state statutes.

Concentration of Credit Risk Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Restricted Cash Consists of escrows for real estate taxes, casualty insurance, and replacement reserves as required by the first mortgage lender.

3. The Partnership Agreement
The Partnership Agreement provides that net cash from operations, as defined, will be distributed quarterly, 90% to the limited partners and 10% to the General Partners.

Net loss and all depreciation will be allocated 99% to the limited partners and 1% to the General Partners. Net income will generally be allocated in accordance with the distribution of net cash from operations.

Net proceeds from sales or refinancing will be distributed 99% to the limited partners and 1% to the General Partners until each limited partner has received an amount equal to his adjusted capital value (as defined) and an annual, cumulative 7% return thereon. The balance, if any, will be distributed 85% to the limited partners and 15% to the General Partners. Gain from sales will be allocated to each partner having a negative capital account balance, pro-rata, to the extent of such negative balance. Thereafter, such gain will be allocated in accordance with the distribution of net proceeds from sale or refinancing, with the balance allocated to the limited partners.

4. Real Estate Investments
Real estate investments consist of five residential apartment complexes acquired through investments in joint ventures as follows:

                   Apartment                               Date     Purchase
   Property Name       Units     Location              Acquired        Price

   Creekside Oaks        120     Jacksonville, FL      11/18/83   $5,960,045

   Ponte Vedra
   Beach Village I       122     Ponte Vedra Beach, FL  2/10/84    6,804,000

   Rancho Antigua        220     Scottsdale, AZ          3/8/84   10,873,757

   Country Place
   Village I              88     Clearwater, FL         4/13/84    4,732,000

   Village at the
   Foothills I            60     Tucson, AZ             2/27/85    3,623,741


To each venture, the Partnership contributed the apartment projects as its initial capital contribution.

On July 1, 1992, a Settlement Agreement was executed by and among the Partnership, Hutton/ConAm Realty Investors 81, Hutton/ConAm Realty Investors 3, Hutton/ConAm Realty Investors 4, Hutton/ConAm Realty Investors 5, as Managing Joint Venturers, and Epoch Properties, Inc., James H. Pugh, Jr. and John McClintock, Jr., as the Epoch Joint Venturers (the Epoch Joint Venturers being collectively referred to herein as "Epoch"), the Partnership's partners and co-venturers in Country Place Village I, Creekside Oaks, Ponte Vedra Beach Village I, and Village at the Foothills I.

Pursuant to the Settlement Agreement, the Partnership paid $35,000 to Epoch. Epoch withdrew as a partner in the respective Joint Ventures which owned Country Place Village I, Creekside Oaks, Ponte Vedra Beach Village I, and Village at the Foothills I. General Releases were executed between the Partnership, the Joint Ventures, Epoch and Epoch Management Corporation. While the title to these properties continues to be held by the respective Joint Ventures and limited partnership, the Partnership and its General Partners are the sole co-venturers and partners.

In the cases of Country Place Village I, Creekside Oaks, and Ponte Vedra Beach Village I, the Joint Venture form was retained. The Partnership has entered into amended and restated Agreements of General Partnership, dated as of July 1, 1992 with its two corporate General Partners, RI 2 Real Estate Services, Inc. and ConAm Property Services II, Ltd. In the case of Village at the Foothills I, the joint venture has been converted to a limited partnership. The Partnership has entered into an amended and restated Agreement of Limited Partnership, dated as of July 1, 1992 with its two corporate General Partners, RI 2 Real Estate Services, Inc. and ConAm Property Services II, Ltd., as General Partners and the Partnership as the sole limited partner. There has been no interruption in either management or operating activities of the Partnership as a result of this Agreement.

The initial joint venture agreements of Country Place Village I, Creekside Oaks, Ponte Vedra Beach Village I, Village at the Foothills and Rancho Antigua substantially provide that:

        a. Net cash from operations will be distributed 100% to the Partnership until it has received an annual, noncumulative 12% return on its adjusted capital contribution. Any remaining balance will be distributed 60% to the Partnership and 40% to the co-venturer.

        b. Net income of the joint venture and gain from sale will be allocated basically in accordance with the distribution of net cash from operations, as defined, and net proceeds from sales, respectively. All net losses will be allocated 98% to 100% to the Partnership depending on the joint venture agreement.

        c. Net proceeds from a sale or refinancing will be distributed 100% to the Partnership until it has received an amount equal to 120% of its adjusted capital contribution and an annual, cumulative 12% return on its adjusted capital contribution. Thereafter, the Partnership will receive approximately 50% to 75% of the balance depending on the joint venture agreement.

The amended joint venture agreements and limited partnership agreements of Country Place Village I, Creekside Oaks, Ponte Vedra Beach Village I and Village at the Foothills I substantially provide that:

        a. Available cash from operations will be distributed 100% to the Partnership until it has received an annual, non-cumulative preferred return, as defined. Any remaining balance will be distributed 99% to the Partnership and 1% to the corporate General Partners.

        b. Net income will be allocated first, proportionately to partners with negative capital accounts, as defined, until such capital accounts, as defined, have been increased to zero. Then, to the Partnership up to the amount of any payments made on account of its preferred return; thereafter, 99% to the Partnership and 1% to the corporate General Partners. All losses will be allocated first, to the partners with positive capital accounts, as defined, until such accounts have been reduced to zero. Then 99% to the Partnership and 1% to the corporate General Partners.

        c. Income from a sale will be allocated first, to the Partnership until the Partnership's capital accounts, as defined, are equal to the fair market value of the ventures' assets at the date of the amendments. Then, any remaining balance will be allocated 99% to the Partnership and 1% to the corporate General Partners. Net proceeds from a sale or refinancing will be distributed first to the partners with a positive capital account balance, as defined; thereafter, 99% to the Partnership and 1% to the corporate General Partners.

5. Mortgages Payable
On October 28, 1993, the extended maturity date, the Partnership obtained replacement financing on its Creekside Oaks, Ponte Vedra Beach I, Rancho Antigua and Country Place Village I properties from The Penn Mutual Life Insurance Company and a subsidiary, both unaffiliated parties. Total proceeds of $14,450,000 were received and collateralized by Mortgages and Security Agreements and Assignments of Rents and Leases Agreements encumbering the respective properties. Each of the loans is a non-recourse loan with periodic payments of principal and interest based on a twenty-five year amortization schedule with the balance of the principal due at maturity. Mortgages payable, at December 31, 1994, consist of the following first mortgage loans:







                                                Interest          Maturity
 Property                       Principal           Rate              Date

 Creekside Oaks                $2,607,627           7.75%       11/01/2000
 Ponte Vedra Beach Village I   $3,936,041           7.75%       11/01/2000
 Rancho Antigua                $5,608,858           7.75%       11/01/2000
 Country Place Village I       $2,066,422           7.75%       11/01/2000

The proceeds of this financing along with Partnership cash reserves were used to repay the outstanding amounts due Aetna Life Insurance Company on the Partnership's four prior mortgages.

                                                                  Original
                                                Interest          Maturity
 Property                       Principal           Rate              Date

 Creekside Oaks                $2,921,071          10.50%         05/01/93
 Ponte Vedra Beach Village I   $3,115,809          10.50%         05/01/93
 Rancho Antigua                $7,024,911          10.27%         05/20/93
 Country Place Village I       $2,531,595          10.50%         05/01/93

Partnership cash reserves were also used to pay refinancing expenses of $491,095 and fund escrows of $995,372. The escrowed funds are applied to the payment of taxes, insurance and repairs and improvements.



Annual maturities of mortgage notes principal over the next five years are as follows:

 Year                                                               Amount

 1995                                                             $215,313
 1996                                                              232,605
 1997                                                              251,287
 1998                                                              271,468
 1999                                                              293,272
 Thereafter                                                     12,955,003

                                                               $14,218,948


6. Transactions with related Parties
The following is a summary of fees earned and reimbursable expenses for the years ended December 31, 1994, 1993, and 1992, and the unpaid portion at December 31, 1994:

                                   Unpaid at
                                December 31,                 Earned
                                        1994        1994      1993      1992

    Reimbursement of:
     Out-of-pocket expenses             $  -      $1,390       $82    $1,918
     Administrative salaries
       and expenses                   20,612      46,124    38,103    43,632
     Property operating salaries           -     345,626   340,913   321,580

     Property management fees         19,911     233,152   221,231   213,597

                                     $40,523    $626,292  $600,329  $580,727


The above amounts have been paid and/or accrued to the General Partners and affiliates as follows:

                                   Unpaid at
                                December 31,                 Earned
                                        1994        1994      1993      1992

    RI 2 Real Estate
     Services, Inc.                  $20,612     $47,514   $38,185   $45,550

    ConAm and affiliates              19,911     578,778   562,144   535,177

                                     $40,523    $626,292  $600,329  $580,727


7. Reconciliation of Financial Statement and Tax Information
The following is a reconciliation of the net income (loss) for financial statement purposes to net loss for federal income tax purposes for the years ended December 31, 1994, 1993 and 1992:

                                                1994          1993       1992

    Net income (loss) per
     financial statements                     $37,325     $(527,539)  $(408,905)

    Tax basis joint venture net
     loss in excess of GAAP basis
     joint venture net income (loss)         (241,789)     (339,161)   (474,069)

    Other                                      (1,438)       (5,603)     10,172

    Taxable net loss                        $(205,902)    $(872,303)  $(872,802)





The following is a reconciliation of partners' capital for financial statement purposes to partners' capital for federal income tax purposes as of December 31, 1994, 1993 and 1992:

                                               1994          1993          1992

    Partners' capital per
     financial statements               $10,028,661   $10,480,225   $11,007,764

    Adjustment for cumulative
     difference between tax basis
     loss and income (loss) per financial
     statements                          (6,062,177)   (5,818,950)   (5,474,186)

      Partners' capital per tax return   $3,966,484    $4,661,275    $5,533,578












8. Distributions Paid
Cash distributions, per the consolidated statements of partners' capital are recorded on the accrual basis, which recognizes specific record dates for payments within each calendar year. The consolidated statements of cash flows recognize actual cash distributions paid during the calendar year. The following table discloses the annual differences as presented on the consolidated financial statements:

                Distributions                                 Distributions
                      Payable  Distributions   Distributions        Payable
            Beginning of Year       Declared            Paid    December 31

 1994                     $-        $488,889        $244,444       $244,445
 1993                      -               -               -              -
 1992                115,556               -         115,556              -


9. Supplementary Information
Maintenance and repairs, advertising costs, and real estate taxes included in property operating expenses for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                     1994          1993           1992

        Maintenance and repairs  $857,988      $734,408       $588,786
        Advertising costs          53,878        52,017         49,607
        Real estate taxes         403,670       395,830        370,950




Report of Independent Accountants

To the Partners of
Hutton/ConAm Realty Investors 2:

We have audited the consolidated balance sheets of Hutton/ConAm Realty Investors 2, a California limited partnership, and Consolidated Ventures, as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hutton/ConAm Realty Investors 2, a California limited partnership, and Consolidated Ventures as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                                COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
March 9, 1995



Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $300 Unit at December 31, 1994 (Unaudited)

                                         Acquisition Cost
                                          (Purchase Price     Partnership's
                                             Plus General          Share of
                                                 Partners'     December 31,
                                              Acquisition    1994 Appraised
Property             Date of Acquisition             Fees)        Value (1)

Creekside Oaks                  11-18-83       $6,238,445        $5,200,000
Ponte Vedra Beach Village I     02-10-84        7,123,950         7,150,000
Rancho Antigua                  03-08-84       11,446,176        11,200,000
Country Place Village I         04-13-84        4,968,222         3,800,000
Village at the Foothills I      02-27-85        3,756,741         2,400,000

                                              $33,533,534       $29,750,000

Cash and cash equivalents                                         1,963,115
Other assets                                                         10,183

                                                                 31,723,298
Less:
        Total liabilities                                       (14,743,463)

Partnership Net Asset Value (2)                                 $16,979,835

Net Asset Value Allocated:
        Limited Partners                                        $16,810,037
        General Partners                                            169,798

                                                                $16,979,835

Net Asset Value Per Unit
        (80,000 units outstanding)                                  $210.13


(1) This represents the Partnership's share of the December 31, 1994 Appraised Values which were determined by an independent property appraisal firm.

(2) The Net Asset Value assumes a hypothetical sale at December 31, 1994 of all the Partnership's properties at a price based upon their value as a rental property as determined by an independent property appraisal firm, and the distribution of the proceeds of such sale, combined with the Partnership's cash after liquidation of the Partnership's liabilities, to the Partners.

Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. In addition, the appraised value does not reflect the actual costs which would be incurred in selling the properties. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's properties and the price at which Units of the Partnership could be sold may be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuations of Units should consider all relevant factors, including, but not limited to Net Asset Value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.



                        HUTTON/CONAM REALTY INVESTORS 2
                           and Consolidated Ventures

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1994


                                                              Cost Capitalized
                                                                    Subsequent
                                Initial Cost to Partnership     To Acquisition



                                              Buildings and      Buildings and
Description        Encumbrances        Land    Improvements       Improvements

Residential Property:
Consolidated Ventures:

Creekside Oaks
Jacksonville, FL     $2,607,627    $400,317      $5,854,636            $72,152

Ponte Vedra Beach
Village I
Ponte Vedra Beach, FL 3,936,041   1,015,028       6,181,290            105,430

Rancho Antigua
Scottsdale, AZ        5,608,858   3,490,498       7,975,346             77,283

Country Village Place I
Clearwater, FL        2,066,422   1,049,122       3,955,178             64,025

Village at the Foothills I
Tucson, AZ                    -     798,822       3,005,280             11,816

                    $14,218,948  $6,753,787     $26,971,730           $330,706









                                      F-1



                        HUTTON/CONAM REALTY INVESTORS 2
                           and Consolidated Ventures

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1994




                Gross Amount at Which Carried at Close of Period


                                  Buildings and                   Accumulated
Description           Land         Improvements       Total      Depreciation

Residential Property:
Consolidated Ventures:

Creekside Oaks
Jacksonville, FL        $403,193     $5,923,912  $6,327,105        $2,633,273

Ponte Vedra Beach
Village I
Ponte Vedra Beach, FL  1,045,472      6,256,276   7,301,748         2,702,791

Rancho Antigua
Scottsdale, AZ         3,497,484      8,045,643  11,543,127         3,471,611

Country Village Place I
Clearwater, FL         1,052,357      4,015,968   5,068,325         1,707,965

Village at the Foothills I
Tucson, AZ              798,822       3,017,096   3,815,918         1,183,738

                     $6,797,328     $27,258,895 $34,056,223       $11,699,378

                                                        (1)               (2)













                                F-2



                        HUTTON/CONAM REALTY INVESTORS 2
                           and Consolidated Ventures

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1994

                                                               Life on which
                                                                Depreciation
                                                                   in Latest
                               Date of        Date         Income Statements
Description               Construction    Acquired               is Computed

Residential Property:
Consolidated Ventures:

Creekside Oaks
Jacksonville, FL                  1982    11/18/83                       (3)

Ponte Vedra Beach
Village I
Ponte Vedra Beach, FL             1983    02/10/84                       (3)

Rancho Antigua
Scottsdale, AZ                    1984    03/08/84                       (3)

Country Place Village I
Clearwater, FL                    1984    04/13/84                       (3)

Village at the Foothills
Tucson, AZ                        1984    02/27/85                       (3)

(1) Represents aggregate cost for both financial reporting and Federal income tax purposes.
(2) The amount of accumulated depreciation for Federal income tax purposes is $21,675,619.
(3)  Buildings and improvements - 25 years; personal property - 10 years.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1994, 1993 and 1992:

Real Estate investments:              1994               1993           1992

Beginning of year              $33,942,156        $33,907,445    $33,870,681
Additions                          114,067             34,711         36,764

End of year                    $34,056,223        $33,942,156    $33,907,445

Accumulated Depreciation:

Beginning of year              $10,612,843         $9,527,665     $8,443,666
Depreciation expense             1,086,535          1,085,178      1,083,999

End of year                    $11,699,378         10,612,843     $9,527,665

				F-3

Report of Independent Accountants

Our report on the consolidated financial statements of Hutton/ConAm Realty Investors 2, a California limited partnership, and Consolidated Ventures has been incorporated by reference in this Form 10-K from the Annual Report to unitholders of Hutton/ConAm Realty Investors 2 for the year ended December 31, 1994. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
March 9, 1995

                              F-4