Form 10-Q
period 1995-03-31
HUTTON CONAM REALTY INVESTORS 2
filed 1995-05-15
CIK 357099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1995


                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to


                        Commission file number: 0-11085


                        HUTTON/CONAM REALTY INVESTORS 2
             (Exact name of registrant as specified in its charter)




         California                                       13-3100545
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

3 World Financial Center, 29th Floor, New York, NY           10285
    (Address of principal executive offices)               (Zip Code)

                                 (212) 526-3237
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No



                          Consolidated Balance Sheets

                                                    March 31,      December 31,
Assets                                                  1995              1994

Investments in real estate:
  Land                                          $  6,797,328    $    6,797,328
  Buildings and improvements                      27,444,249        27,258,895

                                                  34,241,577        34,056,223
  Less- accumulated depreciation                 (11,973,388)      (11,699,378)

                                                  22,268,189        22,356,845
Cash and cash equivalents                            914,405         1,183,787
Restricted cash                                      871,445           779,328
Other assets, net of accumulated amortization
  of $107,339 in 1995 and $88,397 in 1994            433,222           452,164

      Total Assets                              $ 24,487,261    $   24,772,124


Liabilities and Partners' Capital

Liabilities:
  Mortgages payable                             $ 14,166,668    $   14,218,948
  Accounts payable and accrued expenses              197,225           106,337
  Due to general partners and affiliates              29,634            40,523
  Security deposits                                  133,813           133,210
  Distributions payable                              200,000           244,445

      Total Liabilities                           14,727,340        14,743,463

Partners' Capital (Deficit):
  General Partners                                  (639,187)         (618,500)
  Limited Partners                                10,399,108        10,647,161

      Total Partners' Capital                      9,759,921        10,028,661

      Total Liabilities and Partners' Capital  $  24,487,261    $   24,772,124



             Consolidated Statement of Partners' Capital (Deficit)
                   For the three months ended March 31, 1995

                                          General        Limited
                                         Partners       Partners         Total

Balance at January 1, 1995           $   (618,500)  $ 10,647,161  $ 10,028,661
Net loss                                     (687)       (68,053)      (68,740)
Distributions                             (20,000)      (180,000)     (200,000)

Balance at March 31, 1995            $   (639,187)  $ 10,399,108  $  9,759,921


                     Consolidated Statements of Operations
               For the three months ended March 31, 1995 and 1994


Income                                                 1995              1994

Rental                                        $   1,198,104     $   1,170,235
Interest                                             14,692             9,367

    Total Income                                  1,212,796         1,179,602

Expenses

Property operating                                  675,712           543,492
Depreciation and amortization                       292,952           290,905
Interest                                            275,156           279,042
General and administrative                           37,716            41,971

     Total Expenses                               1,281,536         1,155,410

     Net Income (Loss)                         $    (68,740)   $       24,192

Net Income (Loss) Allocated:

To the General Partners                        $       (687)   $        2,419
To the Limited Partners                             (68,053)           21,773

                                               $    (68,740)   $       24,192
Per Limited Partnership unit
(80,000 outstanding)                           $       (.85)   $          .27


                     Consolidated Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:                     1995           1994

Net income (loss)                                  $   (68,740)  $     24,192
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
   Depreciation and amortization                       292,952        290,905
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
      Fundings to restricted cash                     (102,417)       (99,801)
      Release of restricted cash                        10,300         33,999
      Other assets                                           0          1,418
      Accounts payable and accrued expenses             90,888         86,792
      Due to general partners and affiliates           (10,889)        (8,860)
      Security deposits                                    603           (364)

Net cash provided by operating activities              212,697        328,281

Cash Flows from Investing Activities:

   Additions to real estate                           (185,354)        (2,092)

Net cash used for investing activities                (185,354)        (2,092)

Cash Flows from Financing Activities:

   Distributions paid                                 (244,445)             0
   Mortgage principal payments                         (52,280)       (48,393)
   Mortgage fees                                             0        (29,458)

Net cash used for financing activities                (296,725)       (77,851)

Net increase (decrease) in cash and cash
equivalents                                           (269,382)       248,338
Cash and cash equivalents at beginning of period     1,183,787        558,731

Cash and cash equivalents at end of period         $   914,405   $    807,069

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest           $   275,156   $    279,042



                 Notes to the Consolidated Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part 1, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

At March 31, 1995, the Partnership had cash and cash equivalents of $914,405 which was invested in unaffiliated money market funds, compared with $1,183,787 at December 31, 1994. The decrease is primarily attributable to cash used for distributions, mortgage payments and additions to real estate exceeding net cash provided by operating activities. The Partnership also maintained a restricted cash balance of $871,445 at March 31, 1995, compared with $779,328 at December 31, 1994. The restricted cash balance represents escrows for insurance, real estate taxes, and property replacements and repairs, required under the terms of the current mortgage loans. The General Partners expect sufficient cash flow to be generated from operations to meet its current operating expenses and debt service requirements.

Accounts payable and accrued expenses were $197,225 at March 31, 1995 compared to $106,337 at December 31, 1994. The increase reflects the accrual of real estate taxes for the first three months of 1995.

Cash distributions to the limited partners were suspended from the first quarter of 1992 through the second quarter of 1994 in consideration of the costs related to the refinancing of the Partnership's four mortgage loans. Although the loans were refinanced in October 1993, cash outlays associated with the refinancing substantially depleted the Partnership's cash reserve, and cash distributions remained suspended until the third quarter of 1994, at which time the General Partners determined that the cash reserve had increased to a level considered adequate to meet anticipated funding needs. Accordingly, quarterly cash distributions to investors were reinstated commencing with the third quarter 1994 distribution in the amount of $2.75 per Unit. The Partnership's 1995 first quarter cash distribution, in the amount of $2.25 per Unit, was credited to your brokerage account or sent directly to you on May 16, 1995. Cumulative cash distributions have totaled $301.44 per $500 Unit including $200 per Unit in return of capital payments. The 50 cent reduction in the quarterly distribution level is due to a projected decline of approximately 15% in the Partnership's 1995 cash flow versus 1994. The decline is primarily the result of greater capital expenditures, and to a lesser extent the anticipated sale of Country Place Village I. The level and timing of future distributions will be evaluated on a quarterly basis.

As discussed in the Partnership's 1994 annual report on Form 10-K, the General Partners have been marketing Country Place Village I and expect to enter into a sales contract in the very near future. Should the sale close, investors would receive a return of capital from net sale proceeds. The majority of the increase in capital expenditures is attributable to Creekside Oaks. Pursuant to the refinancing of the Creekside Oaks loan, the lender escrowed funds for various repairs including roofing work and exterior painting. Upon completion of all work, which is expected to occur sometime in the second or third quarter, the balance of the repair escrow ($395,338) will be refunded to the Partnership.

Results of Operations

Partnership operations for the quarter ended March 31, 1995 resulted in a net loss of $68,740, compared with net income of $24,192 in 1994. After adding back depreciation and amortization, both non-cash expenses, and subtracting mortgage amortization, operations generated cash flow of $171,932 for the quarter ended March 31, 1995, compared with cash flow of $266,704 for the same period in 1994. The decrease in cash flow and change from net income to net loss in 1995 is primarily the result of increased property operating expenses.

Rental income totaled $1,198,104 for the quarter ended March 31, 1995 compared with $1,170,235 for the same period in 1994. The 2% increase in 1995 reflects higher rental income at four of the properties, primarily due to rental rate increases instituted over the past year, partially offset by lower occupancy rates.

Property operating expenses totaled $675,712 for the quarter ended March 31, 1995, compared with $543,492 for the same period in 1994. The increase primarily reflects higher repair and maintenance expenses at Creekside Oaks and Rancho Antigua due to exterior painting work. Interest expense totaled $275,156 for the quarter ended March 31, 1995, compared with $279,042 for the quarter ended March 31, 1994. The decrease is due to the amortization of the loan balance.
 For the three months ended March 31, 1995 and 1994, average occupancy levels at each of the properties were as follows:

                                        Three Months Ended
                                             March 31,
Property                                 1995        1994
Country Place Village I                   98%         99%
Creekside Oaks                            90%         97%
Ponte Vedra Beach Village I               97%         96%
Rancho Antigua                            95%         97%
Village at the Foothills I                95%         97%



                           PART II OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a) Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        HUTTON/CONAM REALTY INVESTORS 2

		BY:  	RI2 REAL ESTATE SERVICES INC.
                               General Partner



Date: May 12, 1995
			BY:	/s/  Paul L. Abbott
			Name:	Paul L. Abbott
			Title:	Director, President, Chief
                                Executive Officer and
                                Chief Financial Officer