Form 10-Q
period 1995-06-30
HUTTON CONAM REALTY INVESTORS 2
filed 1995-08-14
CIK 357099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
	FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995


	OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-11085


	HUTTON/CONAM REALTY INVESTORS 2

	(Exact name of registrant as specified in its charter)




California                              13-3100545

(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification No.)

3 World Financial Center, 29th Floor, New York, NY
ATTN:  Andre Anderson                                   10285

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

Consolidated Balance Sheets

                                        June 30,        December 31,
Assets                                  1995            1994

Investments in real estate:
        Land                            $  6,797,328    $  6,797,328
        Buildings and improvements        27,458,371      27,258,895

                                          34,255,699      34,056,223
        Less accumulated depreciation    (12,249,088)    (11,699,378)

                                          22,006,611      22,356,845
Cash and cash equivalents                    726,941       1,183,787
Restricted cash                              916,148         779,328
Other assets, net of
accumulated amortization
of $126,281 in 1995 and $88,397
in 1994                                      414,280         452,164

                Total Assets            $ 24,063,980    $ 24,772,124


Liabilities and Partners' Capital

Liabilities:
        Mortgages payable               $ 14,113,369    $ 14,218,948
        Accounts payable and
        accrued expenses                     239,363         106,337
        Due to general partners
        and affiliates                        39,671          40,523
        Security deposits                    130,543         133,210
        Distribution payable                 180,000         244,445

                Total Liabilities         14,702,946      14,743,463

Partners' Capital (Deficit):
        General Partners                    (661,176)       (618,500)
        Limited Partners                  10,022,210      10,647,161

                Total Partners' Capital    9,361,034      10,028,661

                Total Liabilities and
                Partners' Capital       $ 24,063,980    $ 24,772,124



Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1995

                                General         Limited
                                Partners        Partners        Total

Balance at January 1, 1995      $ (618,500)     $10,647,161     $10,028,661
Net loss                            (2,676)        (264,951)       (267,627)
Distributions                      (40,000)        (360,000)       (400,000)

Balance at June 30, 1995        $ (661,176)     $10,022,210     $ 9,361,034


Consolidated Statements of Operations

                           Three months ended              Six months ended
                                June 30,                      June 30,
Income                  1995            1994            1995         1994

Rental                  $1,154,727      $1,151,031      $2,352,831   $2,321,266
Interest                     7,684           8,717          22,376       18,084

        Total Income     1,162,411       1,159,748       2,375,207    2,339,350


Expenses

Property operating         750,986         544,433       1,426,698    1,087,925
Depreciation
and amortization           294,642         291,104         587,594      582,009
Interest                   274,135         278,099         549,291      557,141
General and administrative  41,535          40,888          79,251       82,859

     Total Expenses      1,361,298       1,154,524       2,642,834    2,309,934

     Net Income (Loss)  $ (198,887)     $    5,224      $ (267,627)  $   29,416

Net Income (Loss) Allocated:

To the General Partners $   (1,989)     $      523      $   (2,676)  $    2,942
To the Limited Partners   (196,898)          4,701        (264,951)      26,474

                        $ (198,887)     $    5,224      $ (267,627)  $   29,416

Per Limited
Partnership unit
(80,000 outstanding)    $    (2.46)     $      .06      $    (3.31)  $      .33


Consolidated Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:           1995            1994

Net income (loss)                               $ (267,627)     $  29,416
Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:
        Depreciation and amortization              587,594        582,009
        Increase (decrease) in cash
        arising from changes
	in operating assets and liabilities:
                Fundings to restricted cash       (192,996)      (197,721)
                Release of restricted cash          56,176         80,001
                Other assets                             -         (1,083)
                Accounts payable and
                accrued expenses                   133,026         74,857
                Due to general partners
                and affiliates                        (852)         1,448
                Security deposits                   (2,667)        (2,478)

Net cash provided by operating activities          312,654        566,449

Cash Flows from Investing Activities:

        Additions to real estate                  (199,476)        (2,092)

Net cash used for investing activities            (199,476)        (2,092)

Cash Flows from Financing Activities:

        Distributions paid                        (464,445)             -
        Mortgage principal payments               (105,579)       (97,729)
        Mortgage fees                                    -        (38,462)
        Receipt of deposit on mortgage refinancing       -         72,058

Net cash used for financing activities            (570,024)       (64,133)

Net increase (decrease) in
cash and cash equivalents                         (456,846)       500,224
Cash and cash equivalents at beginning of period  1,183,787       558,731

Cash and cash equivalents at end of period      $   726,941    $1,058,955

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest        $   549,291    $  557,141





Notes to the Consolidated Financial Statements


The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995, and the results of operations and cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On July 20, 1995, the Partnership closed on the sale of Country Place Village I to an institutional buyer ( the "Buyer"), which is unaffiliated with the Partnership. Country Place Village I was sold for $3,665,000, which includes the assumption of the mortgage payable on Country Place Village I by the Buyer in the amount of $2,051,078. The transaction resulted in a gain on sale of approximately $302,000, which will be reflected in the Partnership's Form 10-Q for the period ended September 30, 1995.

Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1995, the Partnership had cash and cash equivalents of $726,941 which was invested in unaffiliated money market funds, compared with $1,183,787 at December 31, 1994. The decrease is primarily attributable to cash used for distributions, mortgage payments and additions to real estate exceeding net cash provided by operating activities. The Partnership also maintained a restricted cash balance of $916,148 at June 30, 1995, compared with $779,328 at December 31, 1994. The restricted cash balance represents escrows for insurance, real estate taxes, and property replacements and repairs, required under the terms of the current mortgage loans. The General Partners expect sufficient cash flow to be generated from operations to meet its current operating expenses and debt service requirements.

Accounts payable and accrued expenses were $239,363 at June 30, 1995 compared to $106,337 at December 31, 1994. The increase reflects the accrual of real estate taxes, for the three Florida properties, for the first six months of 1995.

The sale of Country Place Village I was completed on July 20, 1995. The property was sold for a gross price of $3,665,000, which included the assumption by the buyer of the property's mortgage payable in the amount of $2,051,078. The sale resulted in the Partnership receiving net proceeds of approximately $1,557,000. In the third quarter, the Partnership will recognize a gain on sale of approximately $302,000. Following an analysis of the Partnership's projected capital requirements, the General Partners intend to distribute the remaining sales proceeds as a return of capital.

The Partnership's 1995 second quarter regular cash distribution, in the amount of $2.25 per Unit, will be paid on or about August 15, 1995. The General Partners anticipate that the current level of distributions will be maintained through year end. Cash distributions, however, will be determined on a quarterly basis and will be based on cash flow generated by the Partnership.

Pursuant to the refinancing of the Creekside Oaks loan, the lender escrowed funds for various repairs including roofing work and exterior painting. Upon completion of all work, which is expected to occur sometime in the third quarter, the balance of the repair escrow amounting to $395,338 will be returned to the Partnership.

Results of Operations

Partnership operations for the three and six months ended June 30, 1995 resulted in a net loss of $198,887 and $267,627, respectively, compared with net income of $5,224 and $29,416 for the corresponding periods in 1994. After adding back depreciation and amortization, both non-cash expenses, and subtracting mortgage amortization and additions to real estate, operations generated cash flow of $28,334 and $214,912 for the three and six months ended June 30, 1995, compared with cash flows of $246,992 and $511,604 for the same periods in 1994. The decrease in cash flow and change from net income to net loss in 1995 is primarily the result of increased property operating expenses.

Rental income for the three and six months ended June 30, 1995 was $1,154,727 and $2,352,831, respectively, compared with $1,151,031 and $2,321,266 for the corresponding periods in 1994. The increase in 1995 reflects higher rental income at four of the five properties, primarily due to rental rate increases instituted over the past year, partially offset by lower occupancy rates.

Property operating expenses for the three and six months ended June 30, 1995 were $750,986 and $1,426,698, respectively, compared with $544,433 and $1,087,925 for the corresponding periods in 1994. The increase primarily reflects higher repair and maintenance expenses at Creekside Oaks and Rancho Antigua due to exterior painting work. Interest expense for the three and six month periods ended June 30, 1995 was $274,135 and $549,291, respectively, compared with $278,099 and $557,141 for the corresponding periods in 1994.

For the three and six months ended June 30, 1995 and 1994, average occupancy levels at each of the properties were as follows:

                                Three Months Ended      Six Months Ended
                                     June 30,                June 30,
Property                           1995    1994            1995    1994

Country Place Village I            97%     97%             98%     98%
Creekside Oaks                     95%     96%             92%     96%
Ponte Vedra Beach Village I        92%     96%             95%     96%
Rancho Antigua                     88%     93%             92%     95%
Village at the Foothills I         94%     96%             94%     96%

PART II	OTHER INFORMATION

Items 1-5	Not applicable

Item  6	Exhibits and Reports on Form 8-K

	(a) Exhibits:  None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended June 30, 1995.

        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        HUTTON/CONAM REALTY INVESTORS 2

		BY:  	RI2 REAL ESTATE SERVICES INC.
                        General Partner



Date: August 11, 1995
			BY:	/s/  Paul L. Abbott
			Name:	Paul L. Abbott
			Title:	Director, President, Chief
                                Executive Officer and
                                Chief Financial Officer