Form 10-Q
period 1995-09-30
HUTTON CONAM REALTY INVESTORS 2
filed 1995-11-14
CIK 357099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1995

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

Consolidated Balance Sheets


                                              September 30,        December 31,
Assets                                                1995                1994

Investments in real estate:
  Land                                        $  5,744,972        $  6,797,328
  Buildings and improvements                    23,442,403          27,258,895

                                                29,187,375          34,056,223
  Less accumulated depreciation                (10,696,008)        (11,699,378)

                                                18,491,367          22,356,845
Cash and cash equivalents                          750,373           1,183,787
Restricted cash                                    830,618             779,328
Other assets, net of accumulated amortization
  of $119,829 in 1995 and $88,397 in 1994          327,988             452,164

    Total Assets                              $ 20,400,346        $ 24,772,124


Liabilities and Partners' Capital

Liabilities:
  Mortgages payable                           $ 12,015,851        $ 14,218,948
  Accounts payable and accrued expenses            337,591             106,337
  Due to general partners and affiliates            41,446              40,523
  Security deposits                                 97,417             133,210
  Distribution payable                             200,000             244,445

    Total Liabilities                           12,692,305          14,743,463

Partners' Capital (Deficit):
  General Partners                                (682,574)           (618,500)
  Limited Partners                               8,390,615          10,647,161

    Total Partners' Capital                      7,708,041          10,028,661

    Total Liabilities and Partners' Capital   $ 20,400,346        $ 24,772,124



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                           General       Limited
                                          Partners      Partners         Total

Balance at January 1, 1995            $   (618,500) $ 10,647,161  $ 10,028,661
Net income (loss)                           11,482      (116,546)     (105,064)
Distributions                              (75,556)   (2,140,000)   (2,215,556)

Balance at September 30, 1995         $   (682,574) $  8,390,615  $  7,708,041


Consolidated Statements of Operations

                                 Three months ended          Nine months ended
                                       September 30,              September 30,
Income                           1995          1994          1995         1994

Rental                    $ 1,047,543   $ 1,166,373   $ 3,400,374  $ 3,487,639
Interest                       29,900        14,486        52,276       32,570

  Total Income              1,077,443     1,180,859     3,452,650    3,520,209


Expenses

Property operating            560,052       544,646     1,986,750    1,632,571
Depreciation and
amortization                  330,544       290,591       918,138      872,600
Interest                      241,685       277,137       790,976      834,278
General and administrative     84,927        29,526       164,178      112,385

  Total Expenses            1,217,208     1,141,900     3,860,042    3,451,834

Income (loss) from
operations                   (139,765)       38,959      (407,392)      68,375

Gain on sale of property      302,328             0       302,328            0

    Net Income (Loss)     $   162,563   $    38,959   $  (105,064) $    68,375

Net Income (Loss) Allocated:

To the General Partners   $    14,158   $     3,895   $    11,482  $     6,837
To the Limited Partners       148,405        35,064      (116,546)      61,538

                          $   162,563   $    38,959   $  (105,064) $    68,375

Per Limited Partnership unit
  (80,000 outstanding)    $     1.85    $       .44   $     (1.46) $       .77


Consolidated Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                 1995                1994

Net income (loss)                             $   (105,064)       $     68,375
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation and amortization                    918,138             872,600
  Gain on sale of property                        (302,328)                  0
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Fundings to restricted cash                   (281,096)           (296,984)
    Release of restricted cash                     229,806              80,001
    Other assets                                         0               6,310
    Accounts payable and accrued expenses          231,254             173,989
    Due to general partners and affiliates             923              (7,754)
    Security deposits                              (35,793)             (2,542)

Net cash provided by operating activities          655,840             893,995

Cash Flows from Investing Activities:

  Net proceeds from sale of property             1,522,242                   0
  Additions to real estate                        (199,476)             (2,092)

Net cash provided by (used for)
   investing activities                          1,322,766              (2,092)

Cash Flows from Financing Activities:

  Distributions paid                            (2,260,001)                  0
  Mortgage principal payments                     (152,019)           (148,027)
  Mortgage fees                                          0             (38,803)
  Receipt of deposit on mortgage refinancing             0              72,058

Net cash used for financing activities          (2,412,020)           (114,772)

Net increase (decrease) in cash
and cash equivalents                              (433,414)            777,131
Cash and cash equivalents at beginning
of period                                        1,183,787             558,731

Cash and cash equivalents at end of period    $    750,373        $  1,335,862

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest      $    790,976        $    834,278


Supplemental Disclosure of Non-Cash Financing Activities:

In connection with the sale of Country Place Village I, the $2,051,078 mortgage obligation on the property was assumed by the buyer, thereby releasing the Partnership from its mortgage obligation.


Notes to the Consolidated Financial Statements


The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995, and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Sale of Property

On July 20, 1995, the Partnership closed on the sale of Country Place Village I to an institutional buyer (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. Country Place Village I was sold for $3,665,000, which includes the assumption of the mortgage payable on Country Place Village I by the Buyer in the amount of $2,051,078. The Partnership received net proceeds of $1,522,242. The transaction resulted in a gain on sale of $302,328 which is reflected in the Partnership's statement of operations for the period ending September 30, 1995.

On August 17, 1995, the Partnership paid a special distribution of $1,600,000 to the partners. The special distribution was comprised of net proceeds from the sale of Country Place Village I and $77,758 from the Partnership's cash reserves.

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1995, the Partnership had cash and cash equivalents of $750,373 which was invested in unaffiliated money market funds, compared with $1,183,787 at December 31, 1994. The decrease is primarily attributable to cash used for distributions, mortgage payments and additions to real estate, which exceeded net cash provided by operating activities and proceeds from the sale of Country Place Village I.

The Partnership maintained a restricted cash balance of $830,618 at September 30, 1995, compared with $779,328 at December 31, 1994. The restricted cash balance represents escrows for insurance, real estate taxes, and property replacements and repairs, required under the terms of the current mortgage loans. The General Partners expect sufficient cash flow to be generated from operations to meet its current operating expenses and debt service requirements. Pursuant to the refinancing of the Creekside Oaks loan, the lender required funds escrowed for various repairs including roofing work and exterior painting. Following completion of all work, which is expected to occur sometime in the fourth quarter, the balance of the repair escrow amounting to $395,338 will be returned to the Partnership.

Accounts payable and accrued expenses were $337,591 at September 30, 1995 compared to $106,337 at December 31, 1994. The increase reflects the accrual of real estate taxes for the two Florida properties for the first nine months of 1995.

The sale of Country Place Village I was completed on July 20, 1995. The property was sold for a gross price of $3,665,000, which included the assumption by the buyer of the property's mortgage payable in the amount of $2,051,078. The sale resulted in the Partnership receiving net proceeds of approximately $1,522,000. The Partnership recognized a gain on sale of $302,328 in the third quarter and on August 17,1995 paid a special distribution of $1,600,000 to the partners. The special distribution was comprised of net proceeds from the sale of Country Place Village I and $77,758 from the Partnership's cash reserves.

The Partnership's 1995 third quarter regular cash distribution, in the amount of $2.25 per Unit, will be paid on or about November 15, 1995. Cash distributions will be determined on a quarterly basis and will be based on cash flow generated by the Partnership.


Results of Operations

Partnership operations for the three and nine months ended September 30, 1995 resulted in net income (loss) of $162,563 and $(105,064), respectively, compared with net income of $38,959 and $68,375 for the corresponding periods in 1994. The increase for the three-month period reflects the gain on the sale of Country Place Village I, offset by a decrease in rental income and increased depreciation and amortization and general and administrative expenses. The change from net income to net loss for the nine-month period is due primarily to the increase in property operating costs associated with repair and maintenance work at three of the properties, partially offset by the gain on the sale of Country Place Village I. After adding back the depreciation and amortization, both non-cash expenses, and subtracting mortgage amortization, additions to real estate and gain on the sale of Country Place Village I, operations generated cash flow of $144,339 and $159,251 for the three and nine mon ths ended September 30, 1995, compared with cash flow of $279,252 and $790,856 for the same periods in 1994. The decrease in cash flow for both periods is primarily attributable to increased property operating expenses.

Rental income for the three and nine months ended September 30, 1995 was $1,047,543 and $3,400,374, respectively, compared with $1,166,373 and
$3,487,639 for the corresponding periods in 1994. The decrease in 1995 reflects a decline in rental income resulting from the sale of Country Place Village I, partially offset by increased rental rates at Rancho Antigua and Village at the Foothills I.

Property operating expenses for the three and nine months ended September 30, 1995 were $560,052 and $1,986,750, respectively, compared with $544,646 and $1,632,571 for the corresponding periods in 1994. The increase primarily reflects higher repair and maintenance expenses at Creekside Oaks and Rancho Antigua due primarily to exterior painting work. Interest expense for the three- and nine-month periods ended September 30, 1995 was $241,685 and $790,976, respectively, compared with $277,137 and $834,278 for the corresponding periods in 1994. The decrease is primarily due to the sale of Country Place Village I as well as the amortization of the mortgage loans. General and administrative expenses for the three and nine months ended September 30, 1995 were $84,927 and $164,178, respectively, compared with $29,526 and $112,385 for the corresponding periods in 1994. The increases primarily reflect legal expenses due to work related to the tender offer of the limited partnership shares in the third quarter of 1995. (See Part II, Item 1 "Legal Proceedings").

For the three and nine months ended September 30, 1995 and 1994, average occupancy levels at each of the properties were as follows:

                                 Three Months Ended         Nine Months Ended
                                       September 30,             September 30,
Property                         1995          1994         1995         1994
Creekside Oaks                    93%           97%          93%          96%
Ponte Vedra Beach Village I       95%           95%          95%          96%
Rancho Antigua                    91%           94%          91%          95%
Village at the Foothills I        94%           97%          94%          96%





PART II	OTHER INFORMATION


Item 1	Legal Proceedings

        An offer dated August 3, 1995, was sent by Everest Investors, LLC and
        W. Robert Kohorst (collectively, "Everest") to limited partners of the Partnership to purchase up to 4.9% of their limited partnership interests for $70 per unit less any distributions paid prior to the expiration of the offer on September 8, 1995.

        On August 16, 1995, the General Partners of the Partnership sent a letter to limited partners recommending against the offer because the price was inadequate especially in view of the Net Asset Value of the units and the capital return that was to be made from the July 20, 1995 sale of one of its properties.

        On August 29, 1995, the Partnership filed a complaint with the United States District Court, Central District of California (the "Court") that Everest's solicitation letter constituted a tender offer which violated Section 14(e) of the Securities Exchange Act of 1934, which prohibits false or misleading statements of material fact in connection with any tender offer.

        Additionally, the Partnership requested a Temporary Restraining Order against Everest until Everest issues a disclosure that complies with
        Section 14(e) of the Securities Exchange Act of 1934 and offers rescission to any limited partners that have tendered their limited partnership interests.

        On August 31, 1995, the Court dismissed the Partnership's request for a Temporary Restraining Order.

Items 2-5	Not applicable

Item  6         Exhibits and Reports on Form 8-K

                (a) Exhibits

                (27) Financial Data Schedule

                (b) Reports on Form 8-K

        On August 4, 1995, a Current Report on Form 8-K was filed reporting the consummation of the sale of Country Place Village I for $3,665,000. Such information was provided in response to Item 2 of Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        HUTTON/CONAM REALTY INVESTORS 2

		BY:  	RI2 REAL ESTATE SERVICES INC.
                        General Partner



Date: November 14, 1995

                        BY:     /s/  Paul L. Abbott
			Name:	Paul L. Abbott
			Title:	Director, President, Chief
                                Executive Officer and
                                Chief Financial Officer