Form 10-K
period 1995-12-31
HUTTON CONAM REALTY INVESTORS 2
filed 1996-03-29
CIK 357099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1995

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period from _____ to _____

Commission file number:  0-11085

                        HUTTON/CONAM REALTY INVESTORS 2
              Exact name of Registrant as specified in its charter

California
State or other jurisdiction of incorporation or organization

13-3100545                                         10285
I.R.S. Employer Identification No.                 Zip Code

Attention:  Andre Anderson
3 World Financial Center, 29th Floor, New York, New York								    10285
Address of principal executive offices									     			  zip code

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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.

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

Narrative Description of Business

The Registrant is engaged in the business of acquiring, operating and holding for investment multifamily residential properties, which by virtue of their location and design and the nature of the local real estate market have the potential for capital appreciation and generation of current income. All of the proceeds available for investment in real estate were originally invested in four joint ventures and one limited partnership, each of which owned a specified property. Funds held as a working capital reserve are invested in unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety in principal in accordance with the Registrant's investment objectives and policies.

The Registrant's principal investment objectives with respect to its interests in real property are:

(1)	capital appreciation;

(2) distributions of Net Cash From Operations attributable to rental income; and

(3)	preservation and protection of capital.

Distributions of Net Cash From Operations will be the Registrant's objective during its operational phase, while preservation and appreciation of capital continues to be the Registrant's longer term objectives. The attainment of the Registrant's objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Registrant expects to sell its real property investments taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions, the General Partners have commenced marketing certain of the properties for sale. No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the properties will not be reinvested and may be distributed to the Limited Partners and General Partners (sometimes referred to herein as the "Partners"), so that the Registrant will, in effect, be self-liquidating. If deemed necessary, the Registrant may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Originally, the Registrant acquired five residential apartment complexes (collectively, the "Properties") through investments in joint ventures and one limited partnership. One of these, Country Place Village I, was sold on July 20, 1995. As of December 31, 1995, the Registrant had interests in the Properties as follows: (1) Creekside Oaks, a 120-unit apartment complex located in Jacksonville, Florida; (2) Ponte Vedra Beach Village I, a 122-unit apartment complex located in Ponte Vedra Beach, Florida; (3) Rancho Antigua, a 220-unit apartment complex located in the McCormick Ranch area of Scottsdale, Arizona; and (4) Village at the Foothills I, a 60-unit apartment complex located in Tucson, Arizona. For a further description of the Properties, see Item 2 of this report and Note 4 to the Consolidated Financial Statements, incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.


Competition

The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Registrant's investment in the Properties due principally to the addition of newly- constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties, especially during periods of low mortgage interest rates. The Registrant competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at all four Properties reflect some seasonality, which is also reflected in the markets. In some cases, the Registrant may compete with other partnerships affiliated with either General Partner of the Registrant.

For a discussion of current market conditions in each of the areas where the Partnership's Properties are located, see Item 2 below.

Employees

The Registrant has no employees. General services are performed by RI 2 Services, ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of ConAm Services, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Registrant has entered into management agreements pursuant to which ConAm Management provides management services with respect to the Properties. First Data Investor Services Group has been retained by the Registrant to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. See Item 13 for a further description of the service and management agreements between the Registrant and affiliated entities.


Item 2.  Properties

Below is a description of the Properties and a discussion of current market conditions in each of the areas where the Properties are located. For information on the purchase of the Properties, reference is made to Note 4 to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit
under Item 14.   Average occupancy rates and appraised values of the
Partnership's Properties are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.

Creekside Oaks - Jacksonville, Florida
This 120-unit apartment complex is situated ten miles west of the Intercostal Waterway in the Baymeadows/Deerwood section of southeast Jacksonville. Market conditions in the Southeast submarket of Jacksonville remain competitive, reflecting the lingering effects of prior overbuilding, much of which was concentrated in this area. The use of rental concessions has diminished in recent years, and average rental rates in the Southeast submarket increased
1.7% from the second quarter of 1994 to the second quarter of 1995.   Average
occupancy increased from 93.3% to 94.3% during the same period. Construction of new units, relatively dormant in 1992 and 1993, has increased since 1994, with 373 units permitted in 1994 and 593 units permitted as of June 30, 1995. The area's favorable demographics (i.e. growing population and job growth), are expected to absorb the new supply.

Ponte Vedra Beach Village I - Ponte Vedra Beach, Florida
Ponte Vedra Beach Village I is a 122-unit apartment community in southeast Jacksonville. The Ponte Vedra Beach area has experienced notable population growth and limited new construction in recent years, resulting in strong occupancy for area apartment complexes. A local survey of the Ponte Vedra Beach area reported an average apartment occupancy rate of 95% in the fourth quarter of fiscal 1995. The use of rental concessions in the market is virtually non-existent. Given the strong market conditions, several apartment projects are in the planning or construction phase. In July 1995, construction of phase one of a new development containing 240 units was completed. Phase two of this project, which will contain an additional 178 units, is expected to be completed by the end of 1996. A separate project containing 252 units is to be built in the Ponte Vedra area and a project with an additional 200 to 300 units is awaiting permits to begin construction. This construction is expected d to intensify competition in the Ponte Vedra area market.

Rancho Antigua - Scottsdale, Arizona
This 220-unit apartment community is located eight miles northeast of Phoenix in southwest Scottsdale. The Scottsdale apartment market evidenced strong competition during 1995, reflecting increasing construction in the area and notable competition from condominiums and single family houses as affordable prices and low mortgage rates entice renters to buy. Average vacancy in the Scottsdale submarket increased from 4.6% as of June 30, 1994 to 5.6% at June 30, 1995, reflecting the addition of recently completed units in the area. Following a two year lull, construction of new units picked up pace beginning in 1993 with 1,058 units opened in 1993, 1,533 units opened in 1994 and 2,240 new units within the submarket either under construction or permitted as of June 30, 1995. While the area's strong population and job growth are likely to absorb some of this new supply, competition for tenants is expected to remain strong, affecting area occupancies and limiting rental rate increases in t he coming year.

Village at the Foothills I - Tucson, Arizona
This 60-unit apartment community is situated in the "foothills" section of Tucson in the Catalina Foothill submarket. Village at the Foothills I competes with a number of apartment complexes and condominium developments within the Tucson area. Tucson's economy began to weaken as population and job growth slowed during 1995. Despite the economic slowdown, construction of multifamily properties has increased significantly. As of the third quarter of 1995, 1,123 units were under construction in the Catalina Foothills submarket with an additional 656 units not yet begun. These units are being added to the 7,226 completed units in the market. There are an additional seven projects planned for the Catalina Foothills market although all of these projects may not proceed to construction. In addition, the multifamily market has been unfavorably impacted by a decline in interest rates which has made home ownership a viable alternative for renters. As a result, vacancy rates are beginning to rise and increases in rental rates are moderating. A local survey of metropolitan Tucson conducted in the fourth quarter of fiscal 1995 showed an average occupancy rate of 92% among multifamily properties with five or more units, down from 96% at the same period in 1994.

Three of the Partnership's four properties are encumbered by mortgage loans. See Note 5 to the Consolidated Financial Statements for a description of such mortgage financing.


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

On August 31, 1995, the Court dismissed the Partnership's request for a Temporary Restraining Order. As a result, the Partnership dropped its complaint.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for the Registrant's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1995, the number of Unitholders of record was 4,235.

No established public trading market exists for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash Flow From Operations, when made, are paid on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each quarter. Such distributions have been made primarily from net operating income with respect to the Registrant's investment in the Properties and from interest on short-term investments, and partially from
excess cash reserves.   Information on cash distributions paid by the
Partnership for the past two years is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. Reference is made to
Item 7 for a discussion of the General Partners' expectations for future cash distributions.


Item 6.  Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1995, the Partnership had cash and cash equivalents of $710,686 which was invested in unaffiliated money market funds, compared with $1,183,787 at December 31, 1994. The decrease is primarily attributable to cash used for distributions, mortgage payments and additions to real estate, which exceeded net cash provided by operating activities and proceeds from the sale of Country Place Village I. The Partnership also maintained a restricted cash balance of $651,661 at December 31, 1995, compared with $779,328 at December 31, 1994. The restricted cash balance represents escrows for insurance, real estate taxes, and property replacements and repairs, required under the terms of the current mortgage loans. Pursuant to the refinancing of the Creekside Oaks loan, the lender required funds escrowed for various repairs including roofing work and exterior painting. Following an inspection of the complete work by the lender, the balance of the repair escrow will be returned to the Partnership.

The General Partners expect sufficient cash flow to be generated from operations to meet its current operating expenses and debt service requirements.

In light of improving market conditions in certain of the areas where the Partnership's properties are located, the General Partners have begun marketing some of the properties for sale. On July 20, 1995, Country Place Village I was sold to an unaffiliated party. The property was sold for a gross price of $3,665,000, which included the assumption by the buyer of the property's mortgage payable in the amount of $2,051,078. The sale resulted in the Partnership receiving net proceeds of approximately $1,522,000. Primarily as a result of the sale, investments in real estate, other assets and mortgages payable decreased from December 31, 1994 to December 31, 1995. The Partnership recognized a gain on sale of $232,402 in the third quarter and on August 17, 1995 paid a special distribution of $1,600,000, or $20.00 per Unit, to the partners. The special distribution was comprised of net proceeds from the sale of Country Place Village I and Partnership cash reserves.

Cash distributions to the Limited Partners were suspended from the first quarter of 1992 through the second quarter of 1994 in consideration of the costs related to the refinancing of the Partnership's four mortgage loans. Cash distributions to investors were reinstated commencing with the third quarter 1994 distribution in the quarterly amount of $2.75 per Unit. This quarterly level was reduced to $2.25 per Unit commencing with the 1995 first quarter distribution. The level was reduced due to increased capital expenditures and, to a lesser extent, the sale of Country Place Village I. This quarterly level was maintained for the remainder of 1995. The level of future distributions will be evaluated on a quarterly basis and will be based on cash flow generated by the Partnership.

On March 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.

Results of Operations

1995 versus 1994

Partnership operations for the year ended December 31, 1995 resulted in a net loss of $112,522, compared with net income of $37,325 in 1994. As a result of the sale of Country Place Village I in July 1995, the Partnership realized a gain of $232,402. Excluding this gain, the Partnership incurred a loss from operations of $344,924 for the year ended December 31, 1995 compared with income from operations of $37,325 in 1994. The change from income to loss is primarily the result of (i) reduced rental income following the sale of Country Place Village I, (ii) increased property operating expense and, (iii) an increase in general and administrative expense.

Rental income totaled $4,448,549 for the year ended December 31, 1995 compared with $4,669,676 in 1994. The decrease is primarily due to the sale of Country Place Village I in July 1995. This was partially offset by increases in rental income at Rancho Antigua and Village at the Foothills I, reflecting rate increases instituted during the year.

Interest income totaled $67,819 for the year ended December 31, 1995 compared with $48,289 for the year ended December 31, 1994. The increase is primarily due to higher rates earned on the Partnership's cash balances.

Property operating expenses totaled $2,515,717 for the year ended December 31, 1995, compared with $2,262,915 in 1994. The increase primarily reflects higher repair and maintenance expenses at Creekside Oaks and Rancho Antigua due primarily to exterior painting work. Interest expense and depreciation and amortization expense both decreased from 1994, primarily due to the sale of Country Place Village I. General and administrative expense totaled $222,881 for the year ended December 31, 1995 compared with $144,052 for the year ended December 31, 1994. The increases primarily reflect legal expenses due to the Partnership's response to the offer for the limited partnership units in the third quarter of 1995. (See Item 3)

1994 versus 1993

Partnership operations for the year ended December 31, 1994 resulted in net income of $37,325, compared with a net loss of $527,539 in 1993. The change from net loss to net income in 1994 is primarily the result of increased rental income and lower interest expense.

Rental income totaled $4,669,676 for the year ended December 31, 1994 compared with $4,429,975 in 1993. The increase in 1994 reflects higher rental income at all the properties, primarily due to rental rate increases instituted over the past year.

Property operating expenses totaled $2,262,915 for the year ended December 31, 1994, compared with $2,069,986 in 1993. The increase primarily reflects higher expenses at Rancho Antigua as repair and maintenance expense increased due to carpet replacement, asphalt resealing and general repairs, while rental administration expenses increased primarily due to higher utilities expense. Interest expense totaled $1,110,434 for the year ended December 31, 1994, compared with $1,686,402 in 1993. The decrease is due to lower interest rates and the reduction of approximately $1.1 million of the principal balances as a result of the replacement financing secured in late 1993 (see Note 5 of Notes to the Consolidated Financial Statements included in Exhibit 13 to this report for a description of the refinancing). General and administrative expenses totaled $144,052 for the year ended December 31, 1994, compared with $153,236 in 1993. The decrease primarily reflects one-time expenses incurred i n 1993 relating to the attempt at securing a loan for the Village at the Foothills I.

The average occupancy levels at each of the properties for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                         Twelve Months Ended December 31,
        Property                               1995    1994    1993
        Creekside Oaks                          93%     96%     94%
	Ponte Vedra Beach Village I     	96%	96%	96%
        Rancho Antigua                          92%     95%     95%
        Village at the Foothills I              95%     96%     96%


Item 8.  Financial Statements and Supplementary Data

The financial statements are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14. Supplementary Data is incorporated by reference to pages F-1 and F-4 of this report.


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

RI 2 Services

RI 2 Services (formerly Hutton Real Estate Services V, Inc.) is a Delaware Corporation, formed on October 30, 1980, and is an affiliate of Lehman Brothers, Inc. See the section captioned "Certain Matters Involving Affiliates of RI 2 Services" for a description of the Hutton Group's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"), which was followed by a change in the general partner's name.

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

The names and positions held by the directors and executive officers of RI 2 Services are set forth below. There are no family relationships between any executive officers or directors.

        Name                    Office

	Paul L. Abbott		Director, President, Chief Financial
                                Officer and Chief Executive Officer
        Donald E. Petrow        Vice President
	Kate D. Hobson		Vice President

Paul L. Abbott, 50, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Donald E. Petrow, 39, is a First Vice President of Lehman Brothers Inc. Since March 1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federal insured mortgages, tax exempt bonds, multifamily and commercial real estate. From November 1981 to February 1989, Mr. Petrow, as Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisitions. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A in Finance from Pace University.

Kate D. Hobson, 29, is an Assistant Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1992. Prior to joining Lehman Brothers, Ms. Hobson was associated with Cushman & Wakefield serving as a real estate accountant from 1990 to 1992. Prior to that, Ms. Hobson was employed by Cambridge Systematics, Inc. as a junior land planner. Ms. Hobson received a B.A. degree in sociology from Boston University in 1988.

ConAm Services

ConAm Services is a California limited partnership organized on August 30, 1982. The sole general partner of ConAm Services is Continental American Development, Inc. ("ConAm Development"). The names and positions held by the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any executive officers or directors.

        Name                       Office

        Daniel J. Epstein          President and Director
        E. Scott Dupree            Vice President/Director
        Robert J. Svatos           Vice President/Director
        Ralph W. Tilley            Vice President
        J. Bradley Forrester       Vice President

Daniel J. Epstein, 56, has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969.
At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 45, is a Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 37, is a Vice President and Chief Financial Officer of ConAm Management, and has been with the company since 1988. His responsibilities include the accounting, treasury and data processing functions of the organization. Mr. Svatos is part of the firm's due diligence team, analyzing a broad range of projects for ConAm Management's fee client base. Prior to joining ConAm Management, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor of Science degree in Accounting from the University of Illinois. Mr. Svatos is a Certified Public Accountant.

Ralph W. Tilley, 41, is a Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, ConAm Management's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 38, currently serves as a Senior Vice President of ConAm Management Corporation. He is responsible for property acquisition and disposition on a nationwide basis. Additionally, he is involved with the company's real estate development activities. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the state of Texas.

Certain Matters Involving Affiliates of RI 2 Services

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney. Subsequent to the sale, Shearson changed its name to "Lehman Brothers Inc." The transaction did not affect the ownership of the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, the Hutton Real Estate Services general partner changed its name to "RI 2 Real Estate Services Inc.," and the Hutton Group changed its name to "LB I Group Inc." to delete any reference to "Hutton."

Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors or executive officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain costs of the General Partners or their affiliates reimbursed by the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1995, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. No other directors or executive officers of the General Partners own any Units.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1995, $228,953 of Registrant's net income was allocated to the General Partners ($152,636 to RI 2 Services and $76,317 to ConAm Services). For a description of the share of Net Cash From Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 78 through 80 of the Prospectus of the Registrant dated July 9, 1982 ( the "Prospectus"), contained in Amendment No. 1 to Registrant's Registration Statement No. 2-75519, filed July 9, 1982, under the section captioned "Profit and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

The Registrant has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day-to-day management of the Properties. It is the responsibility of ConAm
Management to select resident managers and monitor their performance.   ConAm
Management's services also include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, and related services. For such services, ConAm Management is entitled to receive a management fee as described on pages 33 and 34 of the Prospectus under the caption "Investment Objectives and Policies - Management of Properties," which description is herein incorporated by reference. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated by reference to Note 6 to the Consolidated Financial Statements included in the Partnership's Annual Report to Unitholders f or the year ended December 31, 1995, which is filed as an exhibit under Item 14.

Pursuant to Section 12(g) of Registrant's Certificate and Agreement of Limited Partnership, the General Partners may be reimbursed by the Registrant for certain of their costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 6 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1995, which is filed as a n exhibit under Item 14.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1)  Financial Statements:
                                                                      Page

        Consolidated Balance Sheets - December 31, 1995 and 1994      (1)

        Consolidated Statements of Partners' Capital (Deficit) -
        For the years ended December 31, 1995, 1994 and 1993          (1)

        Consolidated Statements of Operations -
        For the years ended December 31, 1995, 1994 and 1993          (1)

        Consolidated Statements of Cash Flows -
        For the years ended December 31, 1995, 1994 and 1993          (1)

        Notes to the Consolidated Financial Statements                (1)

        Report of Independent Accountants                             (1)

(a)(2)  Financial Statement Schedule:

        Schedule III - Real Estate and Accumulated Depreciation       F-1

        Report of Independent Accountants                             F-4


(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

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

        (13)  Annual Report to Unitholders for the year ended December 31,
        1995.

        (21) List of Subsidiaries - Joint Ventures (included as, and incorporated herein by reference to Exhibit 22 to the Registrant's Annual Report for the year ended December 31, 1994, on Form 10-K (Commission File No. 0-11085)).

        (27)  Financial Data Schedule

        (99) Portions of Prospectus of Registrant dated July 9, 1983 (included as, and incorporated herein by reference to Exhibit 28 of the Registrant's 1988 Annual Report filed on Form 10-K for the fiscal year ended December 31, 1988 (Commission File No. 0-11085)).

        (b)  Reports on Form 8-K:

                        No reports on Form 8-K were filed in the fourth quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 27, 1996

                        HUTTON/CONAM REALTY INVESTORS 2

                 BY:             RI 2 Real Estate Services Inc.
                                 General Partner



                  BY:  /S/  Paul L. Abbott
                  Name:  Paul L. Abbott
                  Title: Director, President, and
                         Chief Executive Officer
															and Chief Financial Officer
                  BY:    ConAm Property Services II, Ltd.
                         General Partner

                  BY:    Continental American Development, Inc.
                         General Partner

                  BY:  /S/  Daniel J. Epstein
                  Name: Daniel J. Epstein
                  Title:President, Director and
                        Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.

                         RI 2 REAL ESTATE SERVICES INC.
                         A General Partner

Date:  March 27, 1996
                         BY:  /S/  Paul L. Abbott
                              Paul L. Abbott
                              Director, President, and
                              Chief Executive Officer
															and Chief Financial Officer

Date:  March 27, 1996
                          BY:  /S/  Donald Petrow
                               Donald Petrow
                               Vice President



Date:  March 27, 1996
                           BY:  /S/  Kate Hobson
                                Kate Hobson
                                Vice President

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

                        CONAM PROPERTY SERVICES II, LTD.
                        A General Partner

                          By:  Continental American Development, Inc.
                               General Partner

Date: March 27, 1996      BY:  /S/  Daniel J. Epstein
                               Daniel J. Epstein
                               Director and President


Date:  March 27, 1996
                          BY:  /S/  E. Scott Dupree
                               E. Scott Dupree
                               Vice President/Director

Date:  March 27, 1996
                          BY:  /S/  Robert J. Svatos
                               Robert J. Svatos
                               Vice President/Director

Date:  March 27, 1996
                          BY:  /S/  Ralph W. Tilley
                               Ralph W. Tilley
                               Vice President

Date:  March 27, 1996
                          BY:  /S/  J. Bradley Forrester
                               J. Bradley Forrester
                               Vice President