Form 10-Q
period 1996-03-31
HUTTON CONAM REALTY INVESTORS 2
filed 1996-05-14
CIK 357099

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

                                       or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11085


                        HUTTON/CONAM REALTY INVESTORS 2
              Exact Name of Registrant as Specified in its Charter


       California                                       13-3100545
State or Other Jurisdiction of
Incorporation or Organization               I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                       10285
Address of Principal Executive Offices                   Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X    No ____


Consolidated Balance Sheets                   At March 31,     At December 31,
                                                     1996                1995
Assets
Investments in real estate:
 Land                                           $5,744,972          $5,744,972
 Buildings and improvements                     23,442,403          23,442,403
                                                29,187,375          29,187,375
 Less accumulated depreciation                 (11,166,698)        (10,931,382)
                                                18,020,677          18,255,993
Cash and cash equivalents                          720,024             710,686
Restricted cash                                    675,998             651,661
Other assets, net of accumulated amortization
 of $151,088 in 1996 and $135,458 in 1995          290,829             312,359
   Total Assets                                $19,707,528         $19,930,699

Liabilities and Partners' Capital
Liabilities:
 Mortgages payable                             $11,920,234         $11,968,504
 Accounts payable and accrued expenses             133,242             121,445
 Due to general partners and affiliates             32,858              33,949
 Security deposits                                 101,692             106,218
 Distribution payable                              200,000             200,000
   Total Liabilities                            12,388,026          12,430,116
Partners' Capital (Deficit):
 General Partners                                 (503,211)           (485,103)
 Limited Partners                                7,822,713           7,985,686
   Total Partners' Capital                       7,319,502           7,500,583
   Total Liabilities and Partners' Capital     $19,707,528         $19,930,699






Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1996
                                          Limited        General
                                         Partners       Partners         Total
Balance at December 31, 1995           $7,985,686      $(485,103)   $7,500,583
Net income                                 17,027          1,892        18,919
Distributions                            (180,000)       (20,000)     (200,000)
Balance at March 31, 1996              $7,822,713      $(503,211)   $7,319,502




Consolidated Statements of Operations
For the three months ended March 31,             1996             1995

Income
Rental                                      $1,064,538      $1,198,104
Interest                                        10,859          14,692
        Total Income                         1,075,397       1,212,796

Expenses
Property operating                             526,204         675,712
Depreciation and amortization                  250,946         292,952
Interest                                       231,579         275,156
General and administrative                      47,749          37,716
        Total Expenses                       1,056,478       1,281,536
        Net Income (Loss)                     $ 18,919       $ (68,740)

Net Income (Loss) Allocated:
To the General Partners                       $  1,892          $ (687)
To the Limited Partners                         17,027         (68,053)
                                              $ 18,919       $ (68,740)
Per limited partnership unit
(80,000 outstanding)                              $.21           $(.85)




Consolidated Statements of Cash Flows
For the three months ended March 31,                        1996           1995

Cash Flows From Operating Activities
Net income (loss)                                       $ 18,919       $(68,740)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
 Depreciation and amortization                           250,946        292,952
 Increase (decrease) in cash arising from changes
 in operating assets and liabilities:
   Fundings to restricted cash                           (75,622)      (102,417)
   Release of restricted cash                             51,285         10,300
   Other assets                                            5,900         ------
   Accounts payable and accrued expenses                  11,797         90,888
   Due to general partners and affiliates                 (1,091)       (10,889)
   Security deposits                                      (4,526)           603
Net cash provided by operating activities                257,608        212,697

Cash Flows From Investing Activities
Additions to real estate                                  ------       (185,354)

Cash Flows From Financing Activities
Distributions                                           (200,000)      (244,445)
Mortgage principal payments                              (48,270)       (52,280)
Net cash used for financing activities                  (248,270)      (296,725)
Net increase (decrease) in cash and cash equivalents       9,338       (269,382)
Cash and cash equivalents, beginning of period           710,686      1,183,787
Cash and cash equivalents, end of period                $720,024       $914,405

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest                $231,579       $275,156




Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K .

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partner's capital (deficit) for the three months ended March 31, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995 and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2 .  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Liquidity and Capital Resources
At March 31, 1996, the Partnership had cash and cash equivalents of $720,024, which were invested in unaffiliated money market funds, relatively unchanged from the balance at December 31, 1995. The Partnership also maintains a restricted cash balance, which totaled $675,998 at March 31, 1996, representing escrows for insurance, real estate taxes, and property replacements and repairs, required under the terms of the current mortgage loans. Pursuant to the refinancing of the Creekside Oaks loan, the lender required funds escrowed for various repairs including roofing work and exterior painting. Following an inspection of the completed work by the lender, the balance of the repair escrow, which totaled $357,719 at March 31, 1996, will be returned to the Partnership. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

During 1996, the General Partners are implementing an extensive improvement program to upgrade the properties. This program, which includes roof repairs at three of the four properties and improvements to unit interiors at all four properties, is intended to protect the properties' positions within their respective markets, which are growing increasingly competitive with the addition of new apartment properties and position the properties for increases in revenue and market value. These improvements will be funded from the Partnership's cash reserves.

The General Partners declared a cash distribution of $2.25 per Unit for the quarter ended March 31, 1996 which will be paid to investors on or about May 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is anticipated that cash from reserves may be required to fund a portion of the distributions during 1996 as a result of the property improvements required.

Results of Operations
Partnership operations for the three months ended March 31, 1996, resulted in net income of $18,919 compared with a net loss of $68,740 in the first quarter of 1995. The change from net loss to net income is due primarily to reductions in property operating expense, depreciation and amortization, and interest expense resulting from the sale of Country Place Village I in July 1995. Partially offsetting the reductions in expenses was a decrease in rental income. Net cash provided by operating activities was $257,608 for the three months ended March 31, 1996, an increase from $212,697 for the same period in 1995.

Rental income for the three months ended March 31, 1996 was $1,064,538 compared with $1,198,104 in the first quarter of 1995. The decrease reflects the sale of Country Place Village I, partially offset by increases in rental income at the four remaining properties primarily as a result of increased rental rates and, in the case of Creekside Oaks, higher occupancy.

Property operating expenses and depreciation and amortization were lower in the first quarter of 1996 compared to the same period in 1995 due to the July 1995 sale of Country Place Village
I. Interest expense also declined due to the assumption of the Country Place Village I mortgage by the buyer at the time the sale closed. During the first three months of 1996 and 1995, average occupancy levels at each of the properties were as follows:

          Property                         1996      1995
          Creekside Oaks                    94%       90%
          Ponte Vedra Beach Village I       96%       97%
          Rancho Antigua                    96%       95%
          Village at the Foothills I        94%       95%



Part II        Other Information

Items 1-5      Not applicable.

Item 6 Exhibits and reports on Form 8-K.

       (a)  Exhibits -

            (27) Financial Data Schedule

       (b) Reports on Form 8-K - On March 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.


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



                                 HUTTON/CONAM REALTY INVESTORS 2

                         BY:     RI2 REAL ESTATE SERVICES INC.
                                 General Partner



Date:  May 13, 1996      BY:     /s/ Paul L. Abbott
                                 Director, President, Chief
                                 Executive Officer and
                                 Chief Financial Officer