Form 10-Q
period 1996-06-30
HUTTON CONAM REALTY INVESTORS 2
filed 1996-08-14
CIK 357099

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- --- Act of 1934

                  For the Quarterly Period Ended June 30, 1996

or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11085


                        HUTTON/CONAM REALTY INVESTORS 2
              Exact Name of Registrant as Specified in its Charter


       California                                      13-3100545
  ---------------------                           --------------------
State or Other Jurisdiction                I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                     10285
- -------------------------------------                    --------
Address of Principal Executive Offices                   Zip Code

                                 (212) 526-3237
                             ----------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                           -----     -----


Consolidated Balance Sheets                     At June 30, At December 31,
                                                      1996            1995
Assets                                          ----------      ----------
Investments in real estate:
 Land                                          $ 5,744,972     $ 5,744,972
 Buildings and improvements                     23,486,402      23,442,403
                                                ----------      ----------
                                                29,231,374      29,187,375

 Less accumulated depreciation                 (11,402,234)    (10,931,382)
                                                ----------      ----------
                                                17,829,140      18,255,993
Cash and cash equivalents                        1,108,807         710,686
Restricted cash                                    398,969         651,661
Other assets, net of accumulated amortization
 of $166,718 in 1996 and $135,458 in 1995          275,199         312,359
                                                ----------      ----------
  Total Assets                                 $19,612,115     $19,930,699
                                                ==========      ==========

Liabilities and Partners' Capital
Liabilities:
 Mortgages payable                             $11,871,023     $11,968,504
 Accounts payable and accrued expenses             231,899         121,445
 Due to general partners and affiliates             31,842          33,949
 Security deposits                                 106,796         106,218
 Distribution payable                              210,000         200,000
                                                ----------      ----------
  Total Liabilities                             12,451,560      12,430,116

Partners' Capital (Deficit):
 General Partners                                 (519,106)       (485,103)
 Limited Partners                                7,679,661       7,985,686
                                                ----------      ----------
  Total Partners' Capital                        7,160,555       7,500,583
                                                ----------      ----------
  Total Liabilities and Partners' Capital      $19,612,115     $19,930,699
                                                ==========      ==========





Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                           Limited      General
                                          Partners     Partners         Total
                                         ---------     --------     ---------
Balance at December 31, 1995            $7,985,686    $(485,103)   $7,500,583
Net income                                  53,975        5,997        59,972
Distributions                             (360,000)     (40,000)     (400,000)
                                         ---------     --------     ---------
Balance at June 30, 1996                $7,679,661    $(519,106)   $7,160,555
                                         =========     ========     =========



Consolidated Statements of Operations
                                      Three months            Six months
                                     ended June 30,          ended June 30,
                                    1996        1995        1996        1995
Income                            ---------   ---------   ---------   ---------
Rental                           $1,078,453  $1,154,727  $2,142,991  $2,352,831
Interest                             24,773       7,684      35,632      22,376
Other                                 3,244           -       3,244           -
                                  ---------   ---------   ---------   ---------
  Total Income                    1,106,470   1,162,411   2,181,867   2,375,207

Expenses
Property operating                  528,915     750,986   1,055,119   1,426,698
Depreciation and amortization       251,166     294,642     502,112     587,594
Interest                            230,638     274,135     462,217     549,291
General and administrative           54,698      41,535     102,447      79,251
                                  ---------   ---------   ---------   ---------
  Total Expenses                  1,065,417   1,361,298   2,121,895   2,642,834
                                  ---------   ---------   ---------   ---------
  Net Income (Loss)              $   41,053  $ (198,887) $   59,972  $ (267,627)
                                  =========   =========   =========   =========
Net Income (Loss) Allocated:
To the General Partners          $    4,105  $   (1,989) $    5,997  $   (2,676)
To the Limited Partners              36,948    (196,898)     53,975    (264,951)
                                  ---------   ---------   ---------   ---------
                                 $   41,053  $ (198,887) $   59,972  $ (267,627)
                                  =========   =========   =========   =========
Per limited partnership unit
(80,000 outstanding)                   $.46      $(2.46)       $.67      $(3.31)



Consolidated Statements of Cash Flows
For the six  months ended June 30,                          1996          1995
Cash Flows From Operating Activities:                    -------      --------
Net income (loss)                                      $  59,972     $(267,627)
Adjustments to reconcile net income (loss)
to net cash provided by
operating activities:
 Depreciation and amortization                           502,112       587,594
 Increase (decrease) in cash arising
 from changes in operating assets
 and liabilities:
  Fundings to restricted cash                           (159,236)     (192,996)
  Release of restricted cash                             411,928        56,176
  Other assets                                             5,900             -
  Accounts payable and accrued expenses                  110,454       133,026
  Due to general partners and affiliates                  (2,107)         (852)
  Security deposits                                          578        (2,667)
                                                         -------       -------
Net cash provided by operating activities                929,601       312,654

Cash Flows From Investing Activities:
Additions to real estate                                 (43,999)     (199,476)
                                                         -------       -------
Net cash used for investing activities                   (43,999)     (199,476)

Cash Flows From Financing Activities:
Distributions                                           (390,000)     (464,445)
Mortgage principal payments                              (97,481)     (105,579)
                                                         -------       -------
Net cash used for financing activities                  (487,481)     (570,024)

Net increase (decrease) in cash and cash equivalents     398,121      (456,846)
                                                       ---------     ---------
Cash and cash equivalents, beginning of period           710,686     1,183,787
                                                       ---------     ---------
Cash and cash equivalents, end of period              $1,108,807    $  726,941

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest              $  462,217    $  549,291


Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995 and the statement of partner's capital (deficit) for the six months ended June 30, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995 and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2 .  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources
At June 30, 1996, the Partnership had cash and cash equivalents of $1,108,807, which were invested in unaffiliated money market funds, an increase from $710,686 at December 31, 1995. The increase is attributable to cash provided by operating activities exceeding cash used for distributions, mortgage principal payments, and additions to real estate. The Partnership also maintains a restricted cash balance, which totaled $398,969 at June 30, 1996, representing escrows for insurance, and real estate taxes required under the terms of the current mortgage loans. Pursuant to the refinancing of the Creekside Oaks loan, the lender required funds escrowed for various repairs including roofing work and exterior painting. Following an inspection of the completed work by the lender, the balance of the repair escrow, which totaled $354,675 was returned to the Partnership. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

The General Partners continue to perform various improvements at the properties. These improvements include unit interior repairs at each of the four properties, as well as asphalt repairs at Creekside Oaks, and roof repairs at Ponte Vedra Beach Village I and Rancho Antigua. Thus far, the asphalt repairs at Creekside Oaks are complete, with the other work currently underway. It is expected that this work will be finished by the end of the year.

The General Partners declared a cash distribution of $2.25 per Unit for the six months ended June 30, 1996 which will be paid to investors on or about August 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

Accounts payable and accrued expenses were $231,899 at June 30, 1996 compared to $121,445 at December 31, 1995 primarily reflecting accruals for real estate taxes for the two Florida properties for the first six months of 1996.

Results of Operations
Partnership operations for the three and six months ended June 30, 1996, resulted in net income of $41,053 and $59,972, respectively, compared with net losses of $198,887 and $267,627, respectively, for the corresponding periods in 1995. The change from net loss to net income is due primarily to reductions in property operating expense, depreciation and amortization, and interest expense, partially offset by a decrease in rental income, all resulting primarily from the sale of Country Place Village I in July 1995. Net cash provided by operating activities was $929,601 for the six months ended June 30, 1996, an increase from $312,654 for the same period in 1995. The increase is primarily attributable to the increase in net income as discussed above and the release of the remaining funds from Creekside Oak's replacement reserve upon completion of certain improvements required by the mortgagee.

Rental income for the three and six months ended June 30, 1996 was $1,078,453 and $2,142,991, respectively, compared with $1,154,727 and $2,352,831 respectively, for the corresponding periods in 1995. The decrease reflects the sale of Country Place Village I, partially offset by increases in rental income at three of the four remaining properties, as a result of increased occupancy and rental rates.

Property operating expenses for the three and six months ended June 30, 1996 were $528,915 and $1,055,119, respectively, compared with $750,986 and $1,426,698, respectively, for the same periods in 1995. The decreases are primarily due to the July 1995 sale of Country Place Village I and a decrease in repairs and maintenance expense at Creekside Oaks and Rancho Antigua, partially offset by an increase in repairs and maintenance expense at Ponte Vedra Beach Village I. Depreciation and amortization decreased to $251,166 and $502,112, respectively for the three and six months ended June 30, 1996 from $294,642 and $587,594, respectively, for the corresponding periods in 1995 due to the sale of Country Place Village I. Interest expense also declined to $230,638 and $462,217, respectively, for the three and six months ended June 30, 1996 from $274,135 and $549,291, respectively, for the same periods in 1995. The decline is primarily due to the assumption of the Country Place Village I mortgage by the buyer at the time the sale closed. For the three and six months ended June 30, 1996, general and administrative expenses increased to $54,698 and $102,447, respectively, from $41,535 and $79,251, respectively for the corresponding periods ending June 30, 1995 primarily as a result of increased legal fees and higher Partnership administrative expenses. During the first six months of 1996 and 1995, average occupancy levels at each of the properties were as follows:

          Property                      1996      1995
          Creekside Oaks                 95%       92%
          Ponte Vedra Beach Village I    96%       95%
          Rancho Antigua                 95%       92%
          Village at the Foothills I     92%       94%



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

          (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         HUTTON/CONAM REALTY INVESTORS 2

                     BY: RI2 REAL ESTATE SERVICES INC.
                         General Partner



Date:  August 13, 1996   BY:/s/ Paul L. Abbott
                         Director, President, Chief
                         Executive Officer and
                         Chief Financial Officer