Form 10-Q
period 1996-09-30
HUTTON CONAM REALTY INVESTORS 2
filed 1996-11-14
CIK 357099

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11085


                        HUTTON/CONAM REALTY INVESTORS 2
              Exact Name of Registrant as Specified in its Charter


        California                                     13-3100545
State or Other Jurisdiction                          I.R.S. Employer
of Incorporation or Organization                    Identification No.


3 World Financial Center, 29th Floor,
New York, NY  Attn.: Andre Anderson                       10285
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



Consolidated Balance Sheets                  At September 30,  At December 31,
                                                        1996             1995
Assets
Investments in real estate:
 Land                                            $ 5,744,972      $ 5,744,972
 Buildings and improvements                       23,525,643       23,442,403
                                                  29,270,615       29,187,375
 Less accumulated depreciation                   (11,638,185)     (10,931,382)
                                                  17,632,430       18,255,993
Cash and cash equivalents                          1,085,893          710,686
Restricted cash                                      483,241          651,661
Other assets, net of accumulated amortization
 of $182,348 in 1996 and $135,458 in 1995            259,569          312,359
  Total Assets                                   $19,461,133      $19,930,699

Liabilities and Partners' Capital
Liabilities:
 Mortgages payable                               $11,820,852      $11,968,504
 Accounts payable and accrued expenses               319,211          121,445
 Due to general partners and affiliates               41,690           33,949
 Security deposits                                   106,957          106,218
 Distribution payable                                200,000          200,000
  Total Liabilities                               12,488,710       12,430,116
Partners' Capital (Deficit):
 General Partners                                   (537,919)        (485,103)
 Limited Partners                                  7,510,342        7,985,686
  Total Partners' Capital                          6,972,423        7,500,583
  Total Liabilities and Partners' Capital        $19,461,133      $19,930,699



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                    Limited         General
                                   Partners        Partners           Total
Balance at December 31, 1995     $7,985,686       $(485,103)     $7,500,583
Net income                           64,656           7,184          71,840
Distributions                      (540,000)        (60,000)       (600,000)
Balance at September 30, 1996    $7,510,342       $(537,919)     $6,972,423



Consolidated Statements of Operations
                                 Three months ended         Nine months ended
                                    September 30,            September 30,
                                 1996          1995        1996          1995
Income
Rental                     $1,057,859    $1,047,543  $3,200,850    $3,400,374
Interest                       12,668        29,900      48,300        52,276
Other                             ---           ---       3,244           ---
  Total Income              1,070,527     1,077,443   3,252,394     3,452,650
Expenses
Property operating            533,273       560,052   1,588,392     1,986,750
Depreciation and amortization 251,581       330,544     753,693       918,138
Interest                      229,679       241,685     691,896       790,976
General and administrative     44,126        84,927     146,573       164,178
  Total Expenses            1,058,659     1,217,208   3,180,554     3,860,042
Income (loss) from operations  11,868      (139,765)     71,840      (407,392)
Gain on sale of property          ---       302,328         ---       302,328
  Net Income (Loss)        $   11,868    $  162,563  $   71,840    $ (105,064)

Net Income (Loss) Allocated:
To the General Partners    $    1,187    $  300,930  $    7,184    $  298,254
To the Limited Partners        10,681      (138,367)     64,656      (403,318)
                           $   11,868    $  162,563  $   71,840    $ (105,064)
Per limited partnership unit
(80,000 outstanding)
 Income (loss) from operations   $.13        $(1.73)       $.81        $(5.04)
 Gain on sale of property         ---           ---         ---           ---
  Net Income (Loss)              $.13        $(1.73)       $.81        $(5.04)



Consolidated Statements of Cash Flows
For the nine months ended September 30,                      1996         1995
Cash Flows From Operating Activities:
Net income (loss)                                      $   71,840   $ (105,064)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
 Depreciation and amortization                            753,693      918,138
 Gain on sale of property                                     ---     (302,328)
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Fundings to restricted cash                            (243,508)    (281,096)
  Release of restricted cash                              411,928      229,806
  Other assets                                              5,900          ---
  Accounts payable and accrued expenses                   197,766      231,254
  Due to general partners and affiliates                    7,741          923
  Security deposits                                           739      (35,793)
Net cash provided by operating activities               1,206,099      655,840

Cash Flows From Investing Activities:
Net proceeds from sale of property                            ---    1,522,242
Additions to real estate                                  (83,240)    (199,476)
Net cash provided by (used for) investing activities      (83,240)   1,322,766

Cash Flows From Financing Activities:
Distributions                                            (600,000)  (2,260,001)
Mortgage principal payments                              (147,652)    (152,019)
Net cash used for financing activities                   (747,652)  (2,412,020)
Net increase (decrease) in cash and cash equivalents      375,207     (433,414)
Cash and cash equivalents, beginning of period            710,686    1,183,787
Cash and cash equivalents, end of period               $1,085,893   $  750,373

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest               $  691,896   $  790,976



Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partner's capital (deficit) for the nine months ended September 30, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1995 and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources
At September 30, 1996, the Partnership had cash and cash equivalents of $1,085,893, which were invested in unaffiliated money market funds, an increase from $710,686 at December 31, 1995. The increase is attributable to cash provided by operating activities exceeding cash used for distributions, mortgage principal payments, and additions to real estate. The Partnership also maintains a restricted cash balance, which totaled $483,241 at September 30, 1996, representing escrows for insurance, and real estate taxes required under the terms of the current mortgage loans. Pursuant to the refinancing of the Creekside Oaks loan, the lender required funds escrowed for various repairs including roofing work and exterior painting. Following an inspection of the completed work by the lender, the balance of the repair escrow totaling $354,675 was returned to the Partnership. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

During the third quarter, unit interior repairs at each of the four properties were performed as needed as a result of tenant turnover. Existing problems with the roofs at Ponte Vedra Beach Village I have been aggravated by severe tropical rain storms in August and September of this year and the General Partners are currently assessing the damage and potential remedies. At this time, the costs of repairing the roofs has not yet been determined and is pending the outcome of the assessment.

The General Partners declared a cash distribution of $2.25 per Unit for the nine months ended September 30, 1996 which will be paid to investors on or about November 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. While the General Partners have not determined how much the Partnership will be required to expend to repair or replace the roofs at Ponte Vedra Beach Village I, it is possible that cash distributions will be reduced in the future in order to cover the cost of the repairs.

Accounts payable and accrued expenses were $319,211 at September 30, 1996 compared to $121,445 at December 31, 1995. The increase is due to the timing of payments and accruals for real estate taxes for all four properties.

Results of Operations
Partnership operations for the three and nine months ended September 30, 1996, resulted in net income of $11,868 and $71,840, respectively, compared with net income of $162,563 and a net loss of $105,064, respectively, for the corresponding periods in 1995. The decrease in net income for the three-month period is due primarily to the gain recognized on the sale of Country Place Village I in July of 1995. The change from a net loss to net income for the nine-month period is primarily due to reductions in property operating expense, depreciation and amortization, and interest expense resulting from the sale of Country Place Village I. Included in the net loss for the 1995 period is the $302,328 gain recognized from the sale of the property. Excluding the gain, the Partnership generated a loss from operations of $407,392 for the nine months ended September 30, 1995. Net cash provided by operating activities was $1,206,099 for the nine months ended September 30, 1996, an increase from $655,840 for the same period in 1995. The increase is primarily attributable to the change to net income, as discussed above, and the release of the remaining funds from Creekside Oaks' replacement reserve upon completion of certain improvements required by the mortgagee.

Rental income for the three and nine months ended September 30, 1996 was $1,057,859 and $3,200,850, respectively, compared with $1,047,543 and
$3,400,374 respectively, for the corresponding periods in 1995. The slight increase in rental income for the three-month period reflects higher occupancy and increased rental rates at three of the four properties. The decrease in rental income for the nine-month period is attributable to the sale of Country Place Village I, partially offset by the increases in rental income at three of the four remaining properties as a result of increased occupancy and rental rates.

Property operating expenses for the three and nine months ended September 30, 1996 were $533,273 and $1,588,392, respectively, compared with $560,052 and $1,986,750, respectively, for the same periods in 1995. The decreases are primarily due to the July 1995 sale of Country Place Village I and a decrease in repairs and maintenance expense at Creekside Oaks and Rancho Antigua. Depreciation and amortization decreased to $251,851 and $753,693, respectively, for the three and nine months ended September 30, 1996 from $330,544 and $918,138, respectively, for the corresponding periods in 1995 due to the sale of Country Place Village I. Interest expense also declined to $229,679 and $691,896, respectively, for the three and nine months ended September 30, 1996 from $241,685 and $790,976, respectively, for the same periods in 1995. The decline is primarily due to the assumption of the Country Place Village I mortgage by the buyer at the time the sale closed. For the three and nine months ended September 30, 1996, general and administrative expenses decreased to $44,126 and $146,573, respectively, from $84,927 and $164,178, respectively, for the corresponding periods ending September 30, 1995, primarily as a result of decreased legal fees. During the first nine months of 1996 and 1995, average occupancy levels at each of the properties were as follows:

          Property                    1996      1995

          Creekside Oaks               94%       93%
          Ponte Vedra Beach Village I  96%       95%
          Rancho Antigua               94%       91%
          Village at the Foothills I   94%       94%



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

            (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.


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



                                   HUTTON/CONAM REALTY INVESTORS 2

                                   BY: RI2 REAL ESTATE SERVICES INC.
                                       General Partner



Date: November 14, 1996            BY: /s/ Paul L. Abbott
                                           Director, President, Chief
                                           Executive Officer and
                                           Chief Financial Officer