Form 10-K
period 1996-12-31
HUTTON CONAM REALTY INVESTORS 2
filed 1997-03-28
CIK 357099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1996

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934


               For the transition period from _____ to _____

Commission file number:  0-11085

                      HUTTON/CONAM REALTY INVESTORS 2
           Exact name of Registrant as specified in its charter

           California                                  13-3100545
State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization

Attention:  Andre Anderson
3 World Financial Center, 29th Floor, New York, New York     10285
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

Portions of Parts I, II, III and IV are incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.

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

From time to time the Registrant expects to sell its real property investments taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions, the General Partners sold one property in 1995 and intend to sell the remaining properties over the next few years. No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners.
Proceeds from any future sale, financing or refinancing of the properties will not be reinvested and may be distributed to the Limited Partners and General
Partners (sometimes referred to herein as the "Partners"), so that the Registrant will, in effect, be self-liquidating. If deemed necessary, the Registrant may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From
Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Originally, the Registrant acquired five residential apartment complexes (collectively, the "Properties") through investments in joint ventures and one limited partnership. One of these, Country Place Village I, was sold on July 20, 1995. As of December 31, 1996, the Registrant had interests in the Properties as follows: (1) Creekside Oaks, a 120-unit apartment complex located in Jacksonville, Florida; (2) Ponte
Vedra Beach Village I, a 122-unit apartment complex located in Ponte Vedra Beach, Florida; (3) Rancho
Antigua, a 220-unit apartment complex located in the McCormick Ranch area of Scottsdale, Arizona; and (4)
Village at the Foothills I, a 60-unit apartment complex located in Tucson, Arizona. For a further description of the Properties, see Item 2 of this report and Note 4 to the Consolidated Financial Statements, incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.

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


Item 2.  Properties

Below is a description of the Properties and a
discussion of current market conditions in each of the
areas where the Properties are located.  For
information on the purchase of the Properties,
reference is made to Note 4 to the Consolidated
Financial Statements in the Partnership's Annual Report
to Unitholders for the year ended December 31, 1996,
which is filed as an exhibit under Item 14.   Average
occupancy rates and appraised values of the Partnership's Properties are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.

Creekside Oaks - Jacksonville, Florida
Creekside Oaks is a 120-unit apartment community situated in the Baymeadows-Deerwood neighborhood of southeast Jacksonville. The Southeast submarket, where
Creekside Oaks is located, has experienced notable population growth and limited new construction in recent years, resulting in strong occupancy for area apartment complexes. A local survey of the Southeast submarket reported an average apartment occupancy rate of 95.4% as of the second quarter of 1996. The use of rental concessions in the market is minimal. Given the strong market conditions, several apartment projects are in the planning or construction phase. During
1995, 953 new units were permitted for construction with an additional 1,597 units permitted through the second quarter of 1996. Despite the rise in new units which could be added to the market, strong absorption in the submarket due to the area's increasing popularity is expected to ameliorate the adverse effects the new construction could have on the market.

Ponte Vedra Beach Village I - Ponte Vedra Beach,Florida

This 122-unit property is located in an oceanside residential area south of Jacksonville, Florida. The
Ponte Vedra Beach area has experienced notable population growth and limited new construction in recent years, resulting in strong occupancy for area apartment complexes. A local survey of the Ponte Vedra
Beach area reported an average apartment occupancy rate of 93.2% in the second quarter of 1996. The use of rental concessions in the market is minimal. Given the strong market conditions, several apartment projects are in the planning or construction phase.
Additionally, three apartment complexes containing a total of 631 units were recently completed which is expected to intensify competition in the Ponte Vedra area market.

Rancho Antigua - Scottsdale, Arizona

This 220-unit apartment community is located eight miles northeast of Phoenix in southwest Scottsdale.
The Scottsdale apartment market experienced continued strong competition during 1996, reflecting high levels of construction in the area and notable competition from condominiums and single family houses as affordable prices and low mortgage rates entice renters to buy. City-wide, 5,229 apartment units were permitted during the first six months of 1996, 1,938 of these in the Scottsdale submarket and 1,042 of these had been completed or were currently under construction.
Although vacancy rates in Phoenix and the Scottsdale submarket remained low in 1996, declining to 4.4% and 3.5% as of the second quarter, respectively, vacancies are expected to increase with the new construction.
While the area's strong population and job growth are likely to absorb much of this new supply, competition for tenants is expected to remain strong.

Village at the Foothills I - Tucson, Arizona

This 60-unit apartment community is situated in the "foothills" section of Tucson in the Catalina Foothill submarket. Village at the Foothills I competes with a number of apartment complexes and condominium developments within the Tucson area. While Tucson's economy began to slow in 1995 and 1996, construction of multifamily properties has increased significantly.
The addition of new properties is beginning to put downward pressure on occupancy rates and limiting rental rate increases. The increased competition has also led to the reemergence of rental incentives. In addition, the multifamily market has been unfavorably impacted by relatively low interest rates which has made home ownership a viable alternative for renters.
A local survey of metropolitan Tucson conducted in the second quarter of 1996 showed an average occupancy rate of 88.9% among multifamily properties, down from 91.1% during the same period in 1995. In the Catalina
Foothills submarket, where Village at the Foothills I is located, occupancy rates declined from 91% in the second quarter of 1995 to 84.5% in the same period in 1996.

Three of the Partnership's four properties are encumbered by mortgage loans. See Note 5 to the Consolidated Financial Statements for a description of such mortgage financing.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security
Holders

During the fourth quarter of the year ended December
31, 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                               PART II

Item 5.  Market for the Registrant's Limited
Partnership Units and Related Security Holder Matters

As of December 31, 1996, the number of Unitholders of record was 4,055.

No established public trading market exists for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash Flow From Operations, when
made, are paid on a quarterly basis, with distributions
generally occurring approximately 45 days after the end
of each quarter.  Such distributions have been made
primarily from net operating income with respect to the
Registrant's investment in the Properties and from
interest on short-term investments, and partially from
excess cash reserves.   Information on cash
distributions paid by the Partnership for the past two years is incorporated by reference to the Partnership's
Annual Report to Unitholders for the year ended
December 31, 1996, which is filed as an exhibit under
Item 14. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.
Reference is made to Item 7 for a discussion of the General Partners' expectations for future cash distributions.


Item 6.  Selected Financial Data

Incorporated by reference to the Partnership's Annual
Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.


Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1996, the Partnership had cash and cash equivalents of $962,290, which were invested in unaffiliated money market funds, an increase from $710,686 at December 31, 1995. The increase is attributable to cash provided by operating activities exceeding cash used for distributions, mortgage principal payments, and additions to real estate. The
Partnership also maintains a restricted cash balance, which totaled $317,268 at December 31, 1996, representing escrows for insurance, and real estate taxes required under the terms of the current mortgage loans. Pursuant to the refinancing of the Creekside
Oaks loan, the lender required funds escrowed for various repairs including roofing work and exterior painting. Following an inspection of the completed work by the lender, the balance of the repair escrow totaling $354,675 was returned to the Partnership. The
Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

The General Partners continually perform various improvements at the properties. During the fourth quarter of 1996 these repairs included unit interior repairs at each of the four properties, roof repairs at Rancho Antigua, plumbing and asphalt work at Creekside
Oaks, and irrigation repairs at Ponte Vedra Beach
Village I. Other repair work was also performed to prepare vacant units for reoccupancy. Existing problems with the roofs at Ponte Vedra Beach Village I were aggravated by severe tropical rain storms late in 1996. After evaluating the damages, the General
Partners received several competitive bids to repair the roofs, and subsequently selected a contractor. The roof repairs are currently underway and are scheduled to be completed this year. The anticipated cost of repairing the roofs is approximately $400,000.

The General Partners declared a cash distribution of $2.25 per Unit for the quarter ended December 31, 1996 which was paid to investors on February 5, 1997. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. In order to fund the costs of the roof repairs at Ponte Vedra Beach
Village I, the General Partners are considering reducing or temporarily suspending cash distributions.

Given the performance of the Partnership's properties, and the improvement in the real estate capital markets which has increased demand by potential buyers, the General Partners have determined that it is in the best interest of the Partnership to attempt to sell the remaining four properties in an orderly manner over the next few years. Assuming these efforts are successful, the General Partners expect to distribute the sales proceeds and subsequently dissolve the Partnership in 1998 or 1999. However, meeting this objective will be dependent upon a variety of factors, many of which are not within the Partnership's control. Consequently, there can be no assurance that any specific property or all the properties can be sold, that particular prices will be achieved, or that all the properties can be sold within this time frame.

On March 15, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher
& Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General
Partners have declared the distribution and established a record date and distribution date for the distribution.

Results of Operations

1996 versus 1995

Partnership operations for the year ended December 31, 1996 resulted in a net loss of $2,600, compared with a net loss of $112,522 in 1995. As a result of the sale of Country Place Village I in July 1995, the
Partnership realized a gain of $232,402. Excluding this gain, the Partnership incurred a loss from operations of $344,924 for the year ended
December 31, 1995. The decline in net loss is primarily the result of a decline in property operating expenses and other expense categories due to the sale of Country Place Village I in July 1995.

Rental income totaled $4,264,370 for the year ended
December 31, 1996 compared with $4,448,549 in 1995.
The decrease is primarily due to the sale of Country
Place Village I in July 1995. This was partially offset by increases in rental income at Creekside Oaks, Rancho Antigua and Ponte Vedra Beach Village I, primarily reflecting rental rate increases instituted during the year.

Property operating expenses totaled $2,222,474 for the year ended December 31, 1996, compared with $2,515,717 in 1995. The decrease is primarily due to the sale of Country Place Village I, and lower repairs and maintenance expenses at Creekside Oaks. This was partially offset by an increase in repairs and maintenance expenses at Ponte Vedra Beach Village I.
Interest expense and depreciation and amortization expense both decreased from 1995, primarily due to the sale of Country Place Village I. General and administrative expense totaled $181,896 for the year ended December 31, 1996 compared with $222,881 for the year ended December 31, 1995. The decrease primarily reflects a reduction in legal expenses and lower
Partnership administrative expenses in the 1996 period.

1995 versus 1994

Partnership operations for the year ended December 31, 1995 resulted in a net loss of $112,522, compared with net income of $37,325 in 1994. As a result of the sale of Country Place Village I in July 1995, the
Partnership realized a gain of $232,402. Excluding this gain, the Partnership incurred a loss from operations of $344,924 for the year ended December 31, 1995 compared with income from operations of $37,325 in 1994. The change from income to loss was primarily the result of (i) reduced rental income following the sale of Country Place Village I, (ii) increased property operating expense and, (iii) an increase in general and administrative expense.

Rental income totaled $4,448,549 for the year ended
December 31, 1995 compared with $4,669,676 in 1994.
The decrease was primarily due to the sale of Country
Place Village I in July 1995. This was partially offset by increases in rental income at Rancho Antigua and Village at the Foothills I, reflecting rate increases instituted during the year.

Interest income totaled $67,819 for the year ended
December 31, 1995 compared with $48,289 for the year ended December 31, 1994. The increase was primarily due to higher rates earned on the Partnership's cash balances.

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

The average occupancy levels at each of the properties for the years ended December 31, 1996, 1995 and 1994 were as follows:


                                      Twelve Months Ended December 31,
          Property                        1996     1995     1994
          Creekside Oaks                   94%      93%      96%
          Ponte Vedra Beach Village I      95%      96%      96%
          Rancho Antigua                   94%      92%      95%
          Village at the Foothills I       94%      95%      96%


Item 8.  Financial Statements and Supplementary Data

The financial statements are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14. Supplementary Data is incorporated by reference to pages F-1 and F-2 of this report.


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

                  Name                  Office

                  Paul L. Abbott        Director,President, Chief
                                        Financial Officer and
                                        Chief Executive Officer

                  Donald E. Petrow      Vice President

                  David Sclafani        Vice President

Paul L. Abbott, 51, is a Managing Director of Lehman
Brothers.  Mr. Abbott joined Lehman Brothers in August
1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington
University in St. Louis.

Donald E. Petrow, 40, is a First Vice President of
Lehman Brothers Inc. Since March 1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federal insured mortgages, tax exempt bonds, multifamily and commercial real estate. From November 1981 to February 1989, Mr.
Petrow, as Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisitions. Prior to joining Lehman, Mr.
Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A in Finance from Pace University.

David Sclafani, 24, is an Associate of Lehman Brothers
Inc. Mr. Sclafani joined Lehman Brothers in March 1996 and is responsible for the investment management and restructuring of various limited partnerships holding multi-family real estate. Prior to joining Lehman
Brothers, Mr. Sclafani worked in the real estate finance department of a major foreign bank managing performing and non-performing loans. Mr. Sclafani holds a B.S. Degree in Finance from Siena College in Loudonville, N.Y.

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

                  Name                  Office

                  Daniel J. Epstein     President and Director

                  E. Scott Dupree       Vice President/Director

                  Robert J. Svatos      Vice President/Director

                  Ralph W. Tilley       Vice President

                  J. Bradley Forrester  Vice President

Daniel J. Epstein, 57, has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception.
Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern
California.

E. Scott Dupree, 46, is a Senior Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United
States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 38, is a Senior Vice President and
Chief Financial Officer of ConAm Management, and has been with the company since 1988. His responsibilities include the accounting, treasury and data processing functions of the organization. Mr. Svatos is part of the firm's due diligence team, analyzing a broad range of projects for ConAm Management's fee client base.
Prior to joining ConAm Management, he was the Chief
Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor of Science degree in Accounting from the University of Illinois. Mr. Svatos is a Certified
Public Accountant.

Ralph W. Tilley, 42, is a Senior Vice President and
Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, ConAm Management's asset management portfolio and risk management activities. Prior to joining ConAm
Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor of Science degree in Accounting from San Diego State University and is a Certified Public
Accountant.

J. Bradley Forrester, 39, currently serves as an Executive Vice President of ConAm Management
Corporation. He is responsible for property acquisition and disposition on a nationwide basis.
Additionally, he is involved with the company's real estate development activities. Prior to joining ConAm, Mr. Forrester served as Senior Vice President -
Commercial Real Estate for First Nationwide Bank in San
Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans.
His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick in Dallas, Texas. Mr. Forrester holds a Bachelor of
Science degree in Accounting from Louisiana State
University. He received his CPA certification in the state of Texas.

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


Item 12.  Security Ownership of Certain Beneficial
Owners and Management

As of December 31, 1996, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. No directors or executive officers of the General Partners own any Units.


Item 13.  Certain Relationships and Related
Transactions

RI 2 Services and ConAm Services each received $40,000 as its allocable share of Net Cash From Operations with respect to the year ended December 31, 1996. Pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1996, $26 of Registrant's net loss was allocated to the General Partners ($13 to RI 2
Services and $13 to ConAm Services). For a description of the share of Net Cash From Operations and the allocation of income and loss to which the General
Partners are entitled, reference is made to the material contained on pages 78 through 80 of the Prospectus of the Registrant dated July 9, 1982 ( the
"Prospectus"), contained in Amendment No. 1 to
Registrant's Registration Statement No. 2-75519, filed
July 9, 1982, under the section captioned "Profit and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

The Registrant has entered into property management
agreements with ConAm Management pursuant to which
ConAm Management has assumed direct responsibility for
day-to-day management of the Properties.  It is the
responsibility of ConAm Management to select resident
managers and monitor their performance.   ConAm
Management's services also include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, and related services. For such services, ConAm
Management is entitled to receive a management fee as described on pages 33 and 34 of the Prospectus under the caption "Investment Objectives and Policies -
Management of Properties," which description is herein incorporated by reference. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated by reference to
Note 6 to the Consolidated Financial Statements included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.

Pursuant to Section 12(g) of Registrant's Certificate and Agreement of Limited Partnership, the General
Partners may be reimbursed by the Registrant for certain of their costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data
Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. A summary of amounts paid to the General
Partners or their affiliates during the past three years is incorporated by reference to Note 6 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1996, which is filed as an exhibit under Item 14.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedule and
Reports on Form 8-K

     (a)(1) Financial Statements:
                                                                    Page

            Consolidated Balance Sheets - December 31,
            1996 and 1995                                            (1)

            Consolidated Statements of Partners' Capital
            (Deficit) - For the years ended December 31,
            1996, 1995 and 1994                                      (1)

            Consolidated Statements of Operations - For
            the years ended December 31, 1996, 1995
            and 1994                                                 (1)

            Consolidated Statements of Cash Flows - For
            the years ended December 31, 1996, 1995
            and 1994                                                 (1)

            Notes to the Consolidated Financial Statements           (1)

            Report of Independent Accountants                        (1)

    (a)(2)  Financial Statement Schedule:

            Schedule III - Real Estate and Accumulated
            Depreciation                                             F-1

            Report of Independent Accountants on Schedule III        F-2


        (1) Incorporated by reference to the Partnership's
            Annual Report to Unitholders for the year ended
            December 31, 1996 filed as an exhibit under Item 14.

   (a)(3)   Exhibits:

      (3)    Amended and Restated Certificate and
             Agreement of Limited Partnership
             (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated July 9, 1982 (the
             "Prospectus"), contained in Amendment No.
             1 to Registration Statement, No. 2-75519, of Registrant filed July 9, 1982).

      (4)    Subscription Agreement and Signature
             Page (included as, and incorporated
             herein by reference to, Exhibit B to the Prospectus).


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

         (C) Amended and Restated Agreement
             of General Partnership of Creekside Oaks
             Joint Venture dated as of July 1, 1992
             (included as, and incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-
             Q (Commission File No. 0-11085)).

         (D) Amended and Restated Agreement
             of General Partnership of Ponte Vedra
             Beach Village I dated July 1, 1992
             (included as, and incorporated herein by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-
             Q (Commission File No. 0-11085)).

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

         (G) Property Management Agreement
             between Creekside Oaks Joint Venture and
             ConAm Management Corporation for the
             Creekside Oaks property (included as, and incorporated herein by reference to
             Exhibit 10-G to the Registrant's Annual
             Report on Form 10-K for the year ended
             December 31, 1993 (Commission File No. 0-
             11085)).

         (H) Property Management Agreement
             between Ponte Vedra Beach Joint Venture
             and ConAm Management Corporation for the Ponte Vedra Beach Village I property
             (included as, and incorporated herein by reference to Exhibit 10-H to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993
             (Commission File No. 0-11085)).

         (I) Property Management Agreement
             between Rancho Antigua Joint Venture and
             ConAm Management Corporation for the
             Rancho Antigua property (included as, and incorporated herein by reference to
             Exhibit 10-I to the Registrant's Annual
             Report on Form 10-K for the year ended
             December 31, 1993 (Commission File No. 0-
             11085)).

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

         (M) Loan Documents:  Mortgage and
             Security Agreement, Promissory Note and
             Assignment of Rents and Leases with
             respect to the refinancing of Creekside
             Oaks, between Registrant and The Penn
             Mutual Insurance Company (included as,
             and incorporated herein by reference to
             Exhibit 10-M to the Registrant's Annual
             Report on Form 10-K for the year ended
             December 31, 1993 (Commission File No. 0-
             11085)).

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

         (O) Loan Documents:  Deed of Trust
             and Assignment of Rents with Security
             Agreement and Financing Statement with
             respect to the refinancing of Rancho
             Antigua, between Registrant and The Penn
             Mutual Insurance Company (included as,
             and incorporated herein by reference to
             Exhibit 10-O to the Registrant's Annual
             Report on Form 10-K for the year ended
             December 31 1993 (Commission File No. 0-
             11085)).

       (13) Annual Report to Unitholders for the year ended December 31, 1996.

       (21)  List of Subsidiaries - Joint
             Ventures (included as, and incorporated
             herein by reference to Exhibit 22 to the Registrant's Annual Report for the year ended December 31, 1995, on Form 10-K
             (Commission File No. 0-11085)).

       (27)  Financial Data Schedule

       (99)  Portions of Prospectus of Registrant
             dated July 9, 1983 (included as, and
             incorporated herein by reference to
             Exhibit 28 of the Registrant's 1988
             Annual Report filed on Form 10-K for the fiscal year ended December 31, 1988
             (Commission File No. 0-11085)).

   (b) Reports on Form 8-K:

             No reports on Form 8-K were filed in the fourth quarter of 1996.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 27, 1997
                         HUTTON/CONAM REALTY INVESTORS 2

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

                         RI 2 REAL ESTATE SERVICES INC.
                         A General Partner

Date:  March 27, 1997   BY:  /S/  Paul L. Abbott
                                  Paul L. Abbott
                                  Director, President,Chief Executive
                                  Officer and Chief Financial Officer

Date:  March 27, 1997   BY:  /S/  Donald Petrow
                                  Donald Petrow
                                  Vice President

Date:  March 27, 1997   BY:  /S/  David Sclafani
                                  David Sclafani
                                  Vice President

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

                         CONAM PROPERTY SERVICES II, LTD.
                         A General Partner

                         By:  Continental American Development, Inc.
                              General Partner

Date:  March 27, 1997   BY:  /S/  Daniel J. Epstein
                                  Daniel J. Epstein
                                  Director and President

Date:  March 27, 1997   BY:  /S/  E. Scott Dupree
                                  E. Scott Dupree
                                  Vice President/Director

Date:  March 27, 1997   BY:  /S/  Robert J. Svatos
                                  Robert J. Svatos
                                  Vice President/Director

Date:  March 27, 1997   BY:  /S/  Ralph W. Tilley
                                  Ralph W. Tilley
                                  Vice President

Date:  March 27, 1997   BY:  /S/  J. Bradley Forrester
                                  J. Bradley Forrester
                                  Vice President