Form 10-Q
period 1997-03-31
HUTTON CONAM REALTY INVESTORS 2
filed 1997-05-20
CIK 357099

Hutton/ConAm Realty Investors 2
                     And Consolidated Ventures

        United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X   Quarterly Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended March 31, 1997

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



Consolidated Balance Sheets                  At March 31,      At December 31,
                                                    1997                 1996
Assets
Investments in real estate:
  Land                                       $ 5,744,972          $ 5,744,972
  Buildings and improvements                  23,632,402           23,525,644
                                              -------------------------------
                                              29,377,374           29,270,616
  Less accumulated depreciation              (12,111,509)         (11,874,334)
                                              -------------------------------
                                              17,265,865           17,396,282
Cash and cash equivalents                        943,844              962,290
Restricted cash                                  400,439              317,268
Other assets, net of accumulated amortization
  of $213,607 in 1997 and $197,977 in 1996       228,310              243,940
                                              -------------------------------
   Total Assets                              $18,838,458          $18,919,780
                                              ===============================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Mortgages payable                          $11,717,556          $11,769,703
  Accounts payable and accrued expenses          255,033              127,810
  Due to general partners and affiliates          17,953               17,931
  Security deposits                              103,040              106,353
  Distribution payable                               _                200,000
                                              -------------------------------
   Total Liabilities                          12,093,582           12,221,797
Partners' Capital (Deficit):
  General Partners                              (560,440)            (565,129)
  Limited Partners (80,000 units outstanding)  7,305,316            7,263,112
                                              -------------------------------
   Total Partners' Capital                     6,744,876            6,697,983
   Total Liabilities and Partners' Capital   $18,838,458          $18,919,780
                                              ===============================



Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                           Limited      General
                                          Partners     Partners          Total

Balance at December 31, 1996           $ 7,263,112  $  (565,129)  $  6,697,983
Net income                                  42,204        4,689         46,893
                                        --------------------------------------
Balance at March 31, 1997              $ 7,305,316  $  (560,440)  $  6,744,876
                                        ======================================



Consolidated Statements of Operations
For the three months ended March 31,                    1997            1996

Income
Rental                                           $ 1,072,556     $ 1,064,538
Interest and other                                    12,505          10,859
                                                  --------------------------
        Total Income                               1,085,061       1,075,397
Expenses
Property operating                                   509,063         526,204
Depreciation and amortization                        252,805         250,946
Interest                                             227,703         231,579
General and administrative                            48,597          47,749
                                                  --------------------------
        Total Expenses                             1,038,168       1,056,478
        Net Income                               $    46,893      $   18,919
                                                  ==========================
Net Income Allocated:
To the General Partners                          $     4,689      $    1,892
To the Limited Partners                               42,204          17,027
                                                  --------------------------
                                                 $    46,893      $   18,919
                                                  ==========================
Per limited partnership unit
(80,000 outstanding)                                    $.53            $.21




Consolidated Statements of Cash Flows
For the three months ended March 31,                    1997            1996

Cash Flows From Operating Activities:
Net income                                         $  46,893       $  18,919
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                     252,805         250,946
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Fundings to restricted cash                  (83,171)        (75,622)
        Release of restricted cash                       _            51,285
        Other assets                                     _             5,900
        Accounts payable and accrued expenses        127,223           9,197
        Due to general partners and affiliates            22           1,509
        Security deposits                             (3,313)         (4,526)
                                                   -------------------------
Net cash provided by operating activities            340,459         257,608

Cash Flows From Investing Activities:
Additions to real estate                            (106,758)             _
                                                   -------------------------
Net cash used for investing activities              (106,758)             _

Cash Flows From Financing Activities:
Distributions                                       (200,000)       (200,000)
Mortgage principal payments                          (52,147)        (48,270)
                                                   -------------------------
Net cash used for financing activities              (252,147)       (248,270)

Net increase (decrease) in cash and cash
 equivalents                                         (18,446)          9,338
Cash and cash equivalents, beginning of period       962,290         710,686
                                                   -------------------------
Cash and cash equivalents, end of period          $  943,844      $  720,024
                                                   =========================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest          $  227,703      $  231,579




Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partner's capital (deficit) for the three months ended March 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1996, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1997, the Partnership had cash and cash equivalents of $943,844, which were invested in unaffiliated money market funds, relatively unchanged from the balance at December 31, 1996. The Partnership also maintains a restricted cash balance, which totaled $400,439 at March 31, 1997, representing escrows for insurance and real estate taxes required under the terms of the current mortgage loans. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

Repairs are currently underway at Ponte Vedra Beach Village I to address existing roof problems that were aggravated by severe tropical rain storms late in 1996 The repairs are expected to cost approximately $400,000 and are scheduled to be completed by the end of the second quarter. In order to pay for the repairs, the General Partners are temporarily suspending quarterly cash distributions beginning with the first quarter distribution which would have been paid on or about May 15, 1997. It is anticipated that cash distributions will remain suspended until the end of the year at which point the General Partners will assess the Partnership's ability to pay cash distributions based on the Partnership's operating results and future cash needs.

Accounts payable and accrued expenses totaled $255,033 at March 31, 1997 compared with $127,810 at December 31, 1996. The increase is primarily due to differences in the timing of payments and accruals of real estate taxes between the two periods.

Results of Operations

Partnership operations for the three months ended March 31, 1997 resulted in net income of $46,893 compared with net income of $18,919 in the first quarter of 1996. The increase is due primarily to a slight increase in rental income and reduction in property operating expenses. Net cash provided by operating activities was $340,459 for the three months ended March 31, 1997, an increase from $257,608 for the same period in 1996. The increase is due primarily to differences in the timing of payments and accruals of real estate taxes between the two periods.

Rental income for the three months ended March 31, 1997 was $1,072,556 compared with $1,064,538 in the first quarter of 1996. The slight increase reflects increases at Creekside Oaks and Rancho Antigua due to higher average occupancy levels. These were largely offset by decreases in average occupancy and rental income at Ponte Vedra Beach Village I and Village at the Foothills I.

Property operating expenses totaled $509,063 for the three months ended March 31, 1997 compared with $526,204 for the corresponding period in 1996. The decrease is primarily due to a reduction in repairs and maintenance expense at Creekside Oaks and Rancho Antigua.

General and administrative expense totaled $48,597 for the three months ended March 31, 1997 compared with $47,749 for the corresponding period in 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RI 2 Real Estate Services, Inc. in prior periods, were reimbursed to RI 2 Real Estate Services, Inc. and its affiliates.

During the first three months of 1997 and 1996, average occupancy levels at each of the properties were as follows:

          Property                  1997      1996
          Creekside Oaks             95%       94%
          Ponte Vedra Beach Village I92%       95%
          Rancho Antigua             96%       94%
          Village at the Foothills I 93%       94%



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a) Exhibits -

                   (27)    Financial Data Schedule

               (b)Reports on Form 8-K - No reports on Form 8-K were
                  filed during the quarter ended March 31, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         HUTTON/CONAM REALTY INVESTORS 2

                    BY:  RI2 REAL ESTATE SERVICES INC.
                         General Partner



Date:  May 20, 1997           BY:  /s/ Paul L. Abbott
                                Director, President, Chief
                                Executive Officer and
                                Chief Financial Officer