Form 10-Q
period 1997-06-30
HUTTON CONAM REALTY INVESTORS 2
filed 1997-08-14
CIK 357099

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No _____



Consolidated Balance Sheets                    At June 30,   At December 31,
                                                     1997              1996
Assets
Investments in real estate:
 Land                                         $ 5,744,972       $ 5,744,972
 Buildings and improvements                    23,793,635        23,525,644
                                               29,538,607        29,270,616
 Less accumulated depreciation                (12,349,881)      (11,874,334)
                                               17,188,726        17,396,282
Cash and cash equivalents                         917,360           962,290
Restricted cash                                   425,709           317,268
Other assets, net of accumulated amortization
 of $229,236 in 1997 and $197,977 in 1996         212,681           243,940
  Total Assets                                $18,744,476       $18,919,780
Liabilities and Partners' Capital
Liabilities:
 Mortgages payable                            $11,664,393       $11,769,703
 Accounts payable and accrued expenses            234,505           127,810
 Due to general partners and affiliates            17,869            17,931
 Security deposits                                102,715           106,353
 Distribution payable                                 ---           200,000
  Total Liabilities                            12,019,482        12,221,797
Partners' Capital (Deficit):
 General Partners                                (562,428)         (565,129)
 Limited Partners (80,000 units outstanding)    7,287,422         7,263,112
  Total Partners' Capital                       6,724,994         6,697,983
  Total Liabilities and Partners' Capital     $18,744,476       $18,919,780



Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997
                                          General       Limited
                                         Partners      Partners        Total
Balance at December 31, 1996           $ (565,129)  $ 7,263,112  $ 6,697,983
Net income                                  2,701        24,310       27,011
Balance at June 30, 1997               $ (562,428)  $ 7,287,422  $ 6,724,994



Consolidated Statements of Operations
                                   Three months              Six months
                                  ended June 30,            ended June 30,
                               1997          1996         1997          1996
Income
Rental                   $1,065,221    $1,078,453   $2,137,777    $2,142,991
Interest                      8,327        24,773       20,832        35,632
Other                         1,305         3,244        1,305         3,244
  Total Income            1,074,853     1,106,470    2,159,914     2,181,867
Expenses
Property operating          559,322       528,915    1,068,385     1,055,119
Depreciation
 and amortization           254,001       251,166      506,806       502,112
Interest                    226,686       230,638      454,389       462,217
General and administrative   54,726        54,698      103,323       102,447
  Total Expenses          1,094,735     1,065,417    2,132,903     2,121,895
  Net Income (Loss)      $  (19,882)   $   41,053   $   27,011    $   59,972
Net Income (Loss) Allocated:
To the General Partners  $   (1,988)   $    4,105   $    2,701    $    5,997
To the Limited Partners     (17,894)       36,948       24,310        53,975
                         $  (19,882)   $   41,053   $   27,011    $   59,972
Per limited partnership unit
(80,000 outstanding)          $(.22)         $.46         $.30          $.67




Consolidated Statements of Cash Flows
For the six months ended June 30,                          1997         1996
Cash Flows From Operating Activities:
Net income                                           $   27,011   $   59,972
Adjustments to reconcile net income
to net cash provided by operating activities:
 Depreciation and amortization                          506,806      502,112
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Fundings to restricted cash                          (159,691)    (159,236)
  Release of restricted cash                             51,250      411,928
  Other assets                                              ---        5,900
  Accounts payable and accrued expenses                 106,695      110,454
  Due to general partners and affiliates                    (62)      (2,107)
  Security deposits                                      (3,638)         578
Net cash provided by operating activities               528,371      929,601
Cash Flows From Investing Activities:
Additions to real estate                               (267,991)     (43,999)
Net cash used for investing activities                 (267,991)     (43,999)
Cash Flows From Financing Activities:
Distributions                                          (200,000)    (390,000)
Mortgage principal payments                            (105,310)     (97,481)
Net cash used for financing activities                 (305,310)    (487,481)
Net increase (decrease) in cash and cash equivalents    (44,930)     398,121
Cash and cash equivalents, beginning of period          962,290      710,686
Cash and cash equivalents, end of period             $  917,360   $1,108,807
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest             $  454,389   $  462,217



Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996 and the statement of partner's capital (deficit) for the six months ended June 30, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1996 and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2 .  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Liquidity and Capital Resources
At June 30, 1997, the Partnership had cash and cash equivalents of $917,360, compared with $962,290 at December 31, 1996. The decrease is attributable to cash used for real estate additions and mortgage principal payments. The Partnership also maintains a restricted cash balance, which totaled $425,709 at June 30, 1997, compared with $317,268 at December 31, 1996. The increase is primarily due to payments made to escrow accounts for real estate taxes. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

As of August 1997, repairs have been substantially completed at Ponte Vedra Beach Village I to address existing roof problems that were aggravated by severe tropical rainstorms in late 1996. In order to pay the cost of the repairs, which totaled approximately $400,000, the General Partners temporarily suspended quarterly cash distributions beginning with the first quarter 1997 distribution which would have been paid on or about May 15, 1997. In future quarters, the General Partners will assess the Partnership's ability to reinstate cash distributions based on the Partnership's operating results and future cash needs.

Accounts payable and accrued expenses totaled $234,505 at June 30, 1997 compared with $127,810 at December 31, 1996. The increase is primarily due to differences in the timing of payments and accruals of real estate taxes between the two periods.

Results of Operations
Partnership operations for the three and six months ended June 30, 1997 resulted in a net loss of $19,882 and net income of $27,011, respectively, compared to net income of $41,053 and $59,972 for the corresponding periods of 1996. The decreases for both periods are primarily attributable to a decrease in interest income and an increase in property operating expenses. Net cash provided by operating activities was $528,371 for the six months ended June 30, 1997, compared to $929,601 for the same period in 1996. The decrease is primarily due to the release of the remaining funds from Creekside Oaks' replacement reserve to the Partnership during the second quarter of 1996 upon completion of certain improvements required by the mortgagee.

Rental income for the three and six months ended June 30, 1997 was $1,065,221 and $2,137,777, respectively, compared to $1,078,453 and $2,142,991 for the corresponding periods in 1996. Rental income for the second quarter of 1997 was largely unchanged from a year earlier, as decreases in rental income at Ponte Vedra Beach Village I and Village at the Foothills were largely offset by increases at Creekside Oaks and Rancho Antigua.

Property operating expenses totaled $559,322 and $1,068,385 for the three and six months ended June 30, 1997, respectively, compared to $528,915 and $1,055,119 for the corresponding periods in 1996. The increases for both periods are primarily due to an increase in repairs and maintenance expense at Ponte Vedra Beach Village I and Rancho Antigua, and an increase in advertising expenses related to each of the Partnership's four properties during the 1997 periods.

General and administrative expenses totaled $54,726 and $103,323 for the three and six months ended June 30, 1997, respectively, compared to $54,698 and $102,447 for the corresponding periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RI 2 Real Estate Services, Inc. in prior periods, were reimbursable to RI 2 Real Estate Services Inc. and its affiliates.

During the first six months of 1997 and 1996, average occupancy levels at each of the properties were as follows:

          Property                     1997      1996
          Creekside Oaks                95%       95%
          Ponte Vedra Beach Village I   91%       96%
          Rancho Antigua                94%       95%
          Village at the Foothills I    93%       92%



Part II      Other Information

Items 1-5    Not applicable.

Item 6       Exhibits and reports on Form 8-K.

             (a)  Exhibits -

                  (27) Financial Data Schedule

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         HUTTON/CONAM REALTY INVESTORS 2

                         BY: RI2 REAL ESTATE SERVICES INC.
                         General Partner



Date: August 13, 1997    BY:/s/ Paul L. Abbott
                                Director, President, Chief
                                Executive Officer and
                                Chief Financial Officer