Form 10-Q
period 1997-09-30
HUTTON CONAM REALTY INVESTORS 2
filed 1997-11-14
CIK 357099

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

                                       or

             Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the Transition period from ______ to
       ______


                        Commission File Number: 0-11085


                        HUTTON/CONAM REALTY INVESTORS 2
              Exact Name of Registrant as Specified in its Charter


California                                        13-3100545
State or Other Jurisdiction of Incorporation      I.R.S. Employer
or Organization                                   Identification No.



3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                 10285
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


Consolidated Balance Sheets             At September 30,  At December 31,
                                                   1997             1996
Assets
Investments in real estate:
 Land                                    $    5,744,972    $   5,744,972
 Buildings and improvements                  23,913,875       23,525,644
                                             29,658,847       29,270,616
Less accumulated depreciation               (12,589,530)     (11,874,334)
                                             17,069,317       17,396,282
Cash and cash equivalents                       943,115          962,290
Restricted cash                                 509,336          317,268
Other assets, net of accumulated amortization
 of $244,866 in 1997 and $197,977 in 1996       197,051          243,940
  Total Assets                           $   18,718,819    $  18,919,780
Liabilities and Partners' Capital
Liabilities:
Mortgages payable                        $   11,610,192    $  11,769,703
 Accounts payable and accrued expenses          359,975          127,810
 Due to general partners and affiliates          18,288           17,931
 Security deposits                              104,298          106,353
 Distribution payable                            _               200,000
  Total Liabilities                          12,092,753       12,221,797
Partners' Capital (Deficit):
 General Partners                              (572,321)        (565,129)
 Limited Partners                             7,198,387        7,263,112
  Total Partners' Capital                     6,626,066        6,697,983
 Total Liabilities and Partners' Capital  $  18,718,819    $  18,919,780






Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                    Limited      General
                                   Partners      Partners              Total
Balance at December 31, 1996    $ 7,263,112    $ (565,129)       $ 6,697,983
Net income                          (64,725)       (7,192)           (71,917)
Balance at September 30, 1997   $ 7,198,387    $ (572,321)       $ 6,626,066

Consolidated Statements of Operations
                               Three months ended     Nine months ended
                                   September 30,         September 30,
                                1997        1996          1997        1996
Income
Rental                   $ 1,071,005 $ 1,057,859   $ 3,208,782 $ 3,200,850
Interest                      18,623      12,668        39,455      48,300
Other                             _         _            1,305       3,244
  Total Income             1,089,628   1,070,527     3,249,542   3,252,394
Expenses
Property operating           661,158     533,273     1,729,543   1,588,392
Depreciation and
amortization                 255,279     251,581       762,085     753,693
Interest                     225,649     229,679       680,038     691,896
General and administrative    46,470      44,126       149,793     146,573
  Total Expenses           1,188,556   1,058,659     3,321,459   3,180,554
  Net Income (Loss)      $   (98,928) $   11,868   $   (71,917) $   71,840
Net Income (Loss) Allocated:
To the General Partners  $    (9,893) $    1,187   $    (7,192) $    7,184
To the Limited Partners      (89,035)     10,681       (64,725)     64,656
                         $   (98,928) $   11,868   $   (71,917) $   71,840
Per limited partnership unit
(80,000 outstanding)
Net Income (Loss)             $(1.11)       $.13         $(.81)       $.81

Consolidated Statements of Cash Flows
For the nine months ended September 30,          1997                 1996
Cash Flows From Operating Activities:
Net income (loss)                           $ (71,917)            $ 71,840
Adjustments to reconcile net income
(loss) to net cash provided by operating
activities:
 Depreciation and amortization                762,085              753,693
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Fundings to restricted cash                (245,218)            (243,508)
  Release of restricted cash                   53,150              411,928
  Other assets                                   _                   5,900
  Accounts payable and accrued expenses       232,165              197,766
  Due to general partners and affiliates          357                7,741
  Security deposits                            (2,055)                 739
Net cash provided by operating activities     728,567            1,206,099
Cash Flows From Investing Activities:
Additions to real estate                     (388,231)             (83,240)
Net cash used for investing activities       (388,231)             (83,240)
Cash Flows From Financing Activities:
Distributions                                (200,000)            (600,000)
Mortgage principal payments                  (159,511)            (147,652)
Net cash used for financing activities       (359,511)            (747,652)
Net increase (decrease) in cash and
cash equivalents                              (19,175)             375,207
Cash and cash equivalents,
beginning of period                           962,290              710,686
Cash and cash equivalents, end of period  $   943,115        $   1,085,893
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest  $   680,038        $     691,896

Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996 and the statement of partner's capital (deficit) for the nine months ended September 30, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On August 29, 1997 ConAm Property Services II, Ltd. ("CPS II"), a co-general partner of the Partnership, executed a contract to acquire RI 2 Real Estate Services Inc.'s co-general partner interest in the Partnership. As a result, upon the closing of this transaction, CPS II will become the sole general partner of the Partnership. See Part II, Item 5 of this 10-Q for additional information.

Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
At September 30,1997, the Partnership had cash and cash equivalents of $943,115, compared with $962,290 at December 31, 1996. The decrease is primarily attributable to cash used for real estate improvements and mortgage principal payments. The Partnership also maintains a restricted cash balance, which totaled $509,336 at September 30, 1997, compared with $317,268 at December 31, 1996. The increase is primarily due to payments made to escrow accounts for real estate taxes. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

As of September 1997, repairs were completed at Ponte Vedra Beach Village I to address existing roof problems that were aggravated by severe tropical rainstorms in late 1996. In order to pay the cost of the repairs, which totaled approximately $400,000, the General Partners suspended quarterly cash distributions beginning with the first quarter 1997 distribution which would have been paid on or about May 15, 1997. In future quarters, the General Partners will assess the Partnership's ability to reinstate cash distributions based on the Partnership's operating results and future cash needs.

Accounts payable and accrued expenses totaled $359,975 at September 30, 1997 compared with $127,810 at December 31, 1996. The increase is primarily due to the timing of payments and accruals of real estate taxes between the two periods.

Results of Operations

Partnership operations for the three and nine months ended September 30, 1997 resulted in net losses of $98,928 and $71,917, respectively, compared to net income of $11,868 and $71,840 for the corresponding periods of 1996. The decreases for both periods are primarily attributable to an increase in property operating expenses primarily as a result of the roof repair work at Ponte Vedra Beach Village I. Net cash provided by operating activities was $728,567 for the nine months ended September 30, 1997, compared to $1,206,099 for the same period in 1996. The decrease is primarily due to the release of the remaining funds from Creekside Oaks' replacement reserve to the Partnership during the second quarter of 1996 upon completion of certain improvements required by the mortgagee.

Rental income for the three and nine months ended September 30, 1997 was $1,071,005 and $3,208,782, respectively, compared to $1,057,859 and $3,200,850 for the corresponding periods in 1996. Rental income was largely unchanged from a year earlier, as decreases in rental income at Ponte Vedra Beach Village I and Village at the Foothills were largely offset by increases at Creekside Oaks and Rancho Antigua.

Property operating expenses totaled $661,158 and $1,729,543 for the three and nine months ended September 30, 1997, respectively, compared to $533,273 and $1,588,392 for the corresponding periods in 1996. The increases for both periods are primarily due to the roof repair work at Ponte Vedra Beach Village I and, to a lesser extent, to an increase in advertising expenses related to each of the Partnership's four properties during the 1997 periods.

General and administrative expenses totaled $46,470 and $149,793 for the three and nine months ended September 30, 1997, respectively, compared to $44,126 and $146,573 for the corresponding periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RI 2 Real Estate Services, Inc. in prior periods, were reimbursable to RI 2 Real Estate Services Inc. and its affiliates.

During the first nine months of 1997 and 1996, average occupancy levels at each of the properties were as follows:
Property           1997      1996
Creekside Oaks       94%      94%
Ponte Vedra Beach
Village I            97%      96%
Rancho Antigua       91%      94%
Village at the
Foothills I          89%      94%

Part II   Other Information

Items 1-4 Not applicable.

Item 5    Other Information
          ConAm Property Services II, Ltd. ("CPS II")  and RI -2

          Real Estate Services Inc. ("RI-2") have served as co-

          general partners of the Partnership since its inception.

          On August 29, 1997, CPS II executed a contract to acquire

          RI 2's cogeneral partner interest in the Partnership.  As

          a result, upon the closing of this transaction, CPS II

          will become the sole general partner of the Partnership.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

            (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September
            30, 1997.


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             RI 2 REAL ESTATE SERVICES INC.
                             General Partner





Date:  November 14, 1997      BY:  /s/ Doreen Odell
                              Director, President and
                              Chief Financial Officer