Form 10-K
period 1997-12-31
HUTTON CONAM REALTY INVESTORS 2
filed 1998-03-31
CIK 357099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 For the transition period from _____ to _____

                        Commission file number:  0-11085

                         CONAM REALTY INVESTORS 2 L.P.
                               formerly known as
                        HUTTON/CONAM REALTY INVESTORS 2
              Exact name of Registrant as specified in its charter


       California                                          13-3100545
State or other jurisdiction of                           I.R.S. Employer
incorporation or organization                           Identification No.

1764 San Diego Avenue
San Diego, CA  92110 Attn.: Robert J. Svatos                92110-1906
Address of principal executive offices                       Zip Code

Registrant's telephone number, including area code (619) 297-6771

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

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended
December 31, 1997.





                                PART I

Item 1.  Business

General Description of Business and Objectives

This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of a number of factors, including those identified herein.

ConAm Realty Investors 2 L.P., formerly known as Hutton/ConAm Realty Investors 2 (the "Partnership"), is a California limited partnership formed on October 8, 1992. ConAm Property Services II, Ltd. ("CPS II"), a California limited partnership, and RI 2 Real Estate Services Inc. ("RI 2"), a Delaware corporation, were the original co-general partners of the Partnership. On January 27, 1998, CPS II acquired RI 2's co-general partner interest in the Partnership, effective July 1, 1997, pursuant to a Purchase Agreement between CPS II and RI 2 dated August 29, 1997. As a result, CPS II now serves as the sole general partner (the "General Partner") of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Investors 2 to ConAm Realty Investors 2 L.P.

The Partnership was organized to engage in the business of acquiring, operating and holding for investment multifamily residential properties. The Partnership originally invested in four joint ventures and one limited partnership, each of which was formed to own a specified residential apartment property. As described below one property has been sold. Funds held as a working capital reserve are invested in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Partnership's investment objectives and policies.

The Partnership's principal investment objectives with respect to its interests in real property are:

(1)    capital appreciation;

(2) distributions of Net Cash From Operations attributable to rental income; and

(3)    preservation and protection of capital.

Distribution of net cash from operations is the Partnership's objective during its operational phase, while preservation and appreciation of capital are the Partnership's long-term objectives. The attainment of the Partnership's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Partnership's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Partnership expects to sell its real property interests taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. Proceeds from any future sale, financing or refinancing of properties will not be reinvested and may be distributed to the Limited Partners and General Partner (sometimes referred to together herein as the "Partners"), so that the Partnership will, in effect, be self-liquidating. If deemed necessary, the Partnership may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Partnership may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Originally, the Partnership utilized the net proceeds of its public offering to acquire five residential apartment complexes (collectively, the "Properties") through investments in four joint ventures and one limited partnership, as follows: (1) Creekside Oaks, a 120-unit apartment complex located in Jacksonville, Florida; (2) Ponte Vedra Beach Village I, a 122-unit apartment complex located in Ponte Vedra Beach, Florida; (3) Rancho Antigua, a 220-unit apartment complex located in the McCormick Ranch area of Scottsdale, Arizona;
(4) Village at the Foothills I, a 60-unit apartment complex located in Tucson, Arizona, and; (5) Country Place Village I, an 88-unit apartment complex located in Clearwater, Florida. On July 20, 1995, Country Place Village I, was sold to an unaffiliated institutional buyer for $3,665,000.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.

Competition

The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Partnership's investment in the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Partnership competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at all four Properties reflect some seasonality, which is typical in the markets in which they are located. In some cases, Partnership properties may compete with properties owned by other partnerships affiliated with the General Partner.

For a discussion of current market conditions in the areas where the Partnership's Properties are located, reference is made to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

Employees

The Partnership has no employees. Services are provided by CPS II, ConAm Management Corporation ("ConAm Management"), an affiliate of CPS II, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Partnership has entered into property management agreements pursuant to which ConAm Management provides management services with respect to the Properties. First Data Investor Services Group had been retained by the Partnership to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. Effective January 1, 1998, the accounting functions of the Partnership were transferred to the firm of Brock, Tibbetts, & Snell, an unaffiliated company located in San Diego, California. See Item 13, "Certain Relationships and Related Transactions", for a further description of the service and management agreements between the Partnership and affiliated entities.

Item 2.  Properties

For a description of the Partnership's Properties, a discussion of current market conditions in the areas where the Properties are located and appraised values, reference is made to the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1997, which is filed as an exhibit under
Item 14. For information on the purchase of the Properties, reference is made to Note 4 of the Consolidated Financial Statements, included herein by reference to the Partnership's Annual Report to Unitholders. Average occupancy rates at each property are incorporated by reference to Item 7.

Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 1997, no matter was submitted to a vote of Unitholders through the solicitation of proxies or otherwise.


                               PART II

Item 5. Market for the Registrant's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1997, the number of Unitholders of record was 3,967.

No established public trading market exists for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash From Operations, when made, are paid on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each fiscal quarter. Such distributions have been made primarily from net operating income with respect to the Partnership's investment in the Properties and from interest on short-term investments, and partially from excess cash reserves. Information on cash distributions paid by the Partnership for the past two fiscal years is incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended
December 31, 1997, which is filed as an exhibit under Item 14. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

Item 6.   Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of $1,109,506, that were invested in unaffiliated money market funds, an increase from $962,290 at December 31, 1996. The increase is attributable to net cash provided by operating activities exceeding cash used for distributions, mortgage principal payments, and additions to investments in real estate. The Partnership also maintains a restricted cash balance, which totaled $342,282 at December 31, 1997, an increase from $317,268 at December 31, 1996, representing escrows for insurance and real estate taxes required under the terms of the current mortgage loans. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

Accounts payable and accrued expenses totaled $197,443 at December 31, 1997, an increase from $127,810 at December 31, 1996. The increase is primarily due to differences in the timing of payments between the two periods.

Distribution payable decreased from $200,000 at December 31, 1996 to $0 at December 31, 1997. The decrease reflects the suspension of quarterly distributions commencing in the first quarter of 1997 in order to fund roof replacements at Ponte Vedra Beach Village I. In future quarters, the General Partner will assess the Partnership's ability to reinstate cash distributions based on the Partnership's operating results and future cash needs.

The Partnership continues to perform various improvements at the Properties, which include roof replacements at Ponte Vedra Beach Village I. Other repair work was also performed to prepare vacant units for reoccupancy. Existing problems with the roofs at Ponte Vedra Beach Village I were aggravated by severe tropical rain storms late in 1996. The roof replacements were substantially completed in September 1997 at a cost of approximately $400,000 which was funded from the Partnership's operating cash flow and cash reserves. The Partnership will evaluate the need for additional improvement work at the Properties on an ongoing basis.

The General Partner is continuing to evaluate the sale potential of the remaining properties and other options with respect to the Partnership's investments. One of these options includes refinancing certain loans secured by the Properties in order to return capital to the limited partners on a tax-free basis and lock in favorable fixed interest rates. This would also potentially enhance the marketability of the Properties, while enabling the Partnership to take advantage of possible future property appreciation. The Partnership's ability to sell the properties is dependent upon a variety of factors, many of which are not within the Partnership's control. There can be no assurance that any specific property or all the Properties can be sold, that particular prices will be achieved, or that the Properties can be sold within a specific time frame.

Results of Operations

1997 versus 1996

Partnership operations for the year ended December 31, 1997 resulted in a net loss of $202,655 compared with a net loss of $2,600 in 1996. The higher net loss in 1997 is due primarily to an increase in property operating expenses and the write-off of the remaining basis of the roofs replaced in 1997. Net cash provided by operating activities decreased to $979,104 for the year ended December 31, 1997, from $1,333,646 in 1996. The decrease is primarily due to the higher net loss in 1997, as discussed above, and a reduction in the amount of restricted cash released.

Rental income for the year ended December 31, 1997 was $4,327,499, up slightly from $4,264,370 in 1996, primarily as a result of increases in rental rates at Rancho Antigua and Creekside Oaks. Interest and other income totaled $56,229 for the year ended December 31, 1997, largely unchanged from $63,467 in 1996.

Property operating expenses increased to $2,329,300 for the year ended December 31, 1997, from $2,222,474 for 1996. The increase is primarily attributable to higher repairs and maintenance expenses at Ponte Vedra Beach Village I and Rancho Antigua, and higher landscaping costs at Rancho Antigua. The increase is also due to higher rental administration costs at both properties.

General and administrative expenses increased from $181,896 for the year ended December 31, 1996 to $213,441 in 1997. The increase is primarily due to an increase in expenses for Partnership accounting, tax and other administrative services. During the 1997 period, certain expenses incurred by RI 2, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RI 2 in prior periods, were reimbursable to RI 2 and its affiliates.

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

The average occupancy levels at each of the properties owned for the full year during the years ended December 31, 1997, 1996 and 1995 were as follows:



                                      Twelve Months Ended December 31,
          -----------------------------------------------------------
          Property                            1997      1996     1995
          Creekside Oaks                       95%       94%      93%
          Ponte Vedra Beach Village I          93%       95%      96%
          Rancho Antigua                       94%       94%      92%
          Village at the Foothills I           92%       94%      95%
          -----------------------------------------------------------

New Accounting Pronouncements

The Financial Accounting Standards Board also issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Partnership's reported financial position, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1997, which is filed as an exhibit under
Item 14. Supplementary Data is incorporated by reference to F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective December 1, 1997, the Partnership advised Coopers & Lybrand L.L.P. that it was changing accounting firms and engaged KPMG Peat Marwick LLP.

Coopers & Lybrand L.L.P.'s report on the financial statements for the years ended December 31, 1996 and December 31, 1995 contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. There have been no disagreements with Coopers & Lybrand L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

The decision to change accountants was approved by CPS II and RI 2, the General Partners of the Partnership at that time.



                               PART III

Item 10.  Directors and Executive Officers of the Partnership

The Partnership has no officers or directors. CPS II, the General Partner of the Partnership, manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business.

ConAm Property Services II, Ltd. ("CPS II") is a California limited partnership organized on August 30, 1982. The general partners of CPS II are Continental American Development, Inc. ("ConAm Development") and ConAm Development Corp. ("ConAm Corp."). The names and positions held by the directors and executive officers of both ConAm Development and ConAm Corp. are set forth below. There are no family relationships between any officers or directors.


            Name                          Office

            Daniel J. Epstein             President and Director
            E. Scott Dupree               Vice President and Director
            Robert J. Svatos              Vice President and Director
            Ralph W. Tilley               Vice President
            J. Bradley Forrester          Vice President


Daniel J. Epstein, 58, has been the President and a Director of ConAm Development and ConAm Corp. and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of CPS II, since their inception. He is also Chairman and Chief Executive Officer of ConAm Management. Prior to organizing ConAm, Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 47, is a Senior Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 39, is a Senior Vice President and is the Chief Financial Officer of ConAm Management. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

Ralph W. Tilley, 43, is a Senior Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick LLP, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 40, is the President of ConAm Management. He is currently responsible for overseeing all aspects of the operations of the firm. His primary focus is on new business related activities including property acquisitions, property development and rehabilitation, and the acquisition of other property management companies. Prior to joining ConAm in 1994, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans for three years. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick LLP in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.

Item 11.  Executive Compensation

Neither the General Partner nor any of its directors or executive officers received any compensation from the Partnership. See Item 13 of this report for a description of certain costs of the General Partner and its affiliates reimbursed by the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1998, no person was known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership. Neither the General Partner nor any of its executive officers or directors own any Units.

Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of the Partnership, for the year ended December 31, 1997, $2,027 of the Partnership's net loss was allocated to CPS II and RI 2. For a description of the share of Net Cash From Operations and the allocation of income and loss to which the General Partner and former co-General Partner are entitled, reference is made to Note 3 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under item 14. Effective July 1, 1997, all General Partner allocations will be made solely to CPS II.

The Partnership has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day-to-day management of the Properties. It is the responsibility of ConAm Management to select resident managers and to monitor their performance. ConAm Management's services also include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, strategic asset management and related services. For such services, ConAm Management is entitled to receive a management fee equal to five percent of gross revenues. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated by reference to
Note 7 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1997, which is filed as an exhibit under Item 14.

Pursuant to Section 12(g) of the Partnership's Certificate and Agreement of Limited Partnership, the General Partner may be reimbursed by the Partnership for certain of its costs. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to
Note 7, "Transactions with Related Parties," of Notes to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1997, which is filed as an exhibit under Item 14.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a)(1)  Financial Statements:                                        Page

  Consolidated Balance Sheets - December 31, 1997 and 1996              (1)

  Consolidated Statements of Operations - For the years ended
      December 31, 1997, 1996  and 1995                                 (1)

  Consolidated Statements of Partners' Capital (Deficit) -
      For the years ended December 31, 1997, 1996 and 1995              (1)

  Consolidated Statements of Cash Flows - For the years ended
      December 31, 1997, 1996 and 1995                                  (1)

  Notes to the Consolidated Financial Statements                        (1)

  Independent Auditors' Report                                          (1)

  Report of former Independent Accountants                              (1)

  (a)(2)  Financial Statement Schedule:

  Schedule III - Real Estate and Accumulated Depreciation              (F-1)

  Independent Auditors' Report                                         (F-2)

  Report of Former Independent Accountants                             (F-3)

  (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

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

  (13)  Annual Report to Unitholders for the year ended December 31, 1997.

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

  (b)   Reports on Form 8-K:

        On December 15, 1997, and as amended on December 17, 1997, the Partnership filed a Form 8-K reporting the change in Partnership's Certifying Accountants.

        On February 3, 1998, the Partnership filed a Form 8-K disclosing the sale of RI 2's co-General Partner interest in the Partnership to CPS II.





                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 25, 1998


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


                         CONAM PROPERTY SERVICES II, LTD.
                         A General Partner


                         By:  Continental American Development, Inc.
                              General Partner



Date:  March 25, 1998
                         BY:   /s/  Daniel J. Epstein
                               Daniel J. Epstein
                               Director, President and
                               Principal Executive Officer




Date:  March 25, 1998
                         BY:   /s/  E. Scott Dupree
                               E. Scott Dupree
                               Vice President and Director




Date:  March 25, 1998
                         BY:   /s/  Robert J. Svatos
                               Robert J. Svatos
                               Vice President and Director




Date:  March 25, 1998
                         BY:   /s/  Ralph W. Tilley
                               Ralph W. Tilley
                               Vice President




Date:  March 25, 1998
                         BY:   /s/  J. Bradley Forrester
                               J. Bradley Forrester
                               Vice President