Form 10-Q
period 1998-03-31
HUTTON CONAM REALTY INVESTORS 2
filed 1998-05-14
CIK 357099

                  United States Securities and Exchange Commission
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
   x      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-------   Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31,1998

or


          Transition Report Pursuant to Section 13 of 15(d) of the Securities
-------   Exchange Act of 1934
               For the transition period from      to
                                              ----    ----

                          COMMISSION FILE NUMBER: 0-11085




                           CONAM REALTY INVESTORS 2 L.P.
                Exact Name of Registrant as Specified in its Charter




     California                                    13-3100545
     ----------                                    ----------
  STATE OR OTHER JURISDICTION OF        I.R.S. EMPLOYER IDENTIFICATION NO.
  INCORPORATION OR ORGANIZATION

1764 San Diego Avenue
San Diego, CA  Attn. Robert J. Svatos                         92110-1906
-------------------------------------                         ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                         ZIP CODE

                                    (619)-297-6771
                                 --------------
                  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  x    No
                                ---     ---

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES


-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                           AT MARCH 31,   AT DECEMBER 31,
                                                                   1998             1997
-----------------------------------------------------------------------------------------
ASSETS
Investments in real estate:
   Land                                                  $   5,744,972      $   5,744,972
   Buildings and improvements                               23,681,664         23,681,664
                                                         --------------------------------
                                                            29,426,636         29,426,636
   Less accumulated depreciation                           (12,927,435)       (12,689,727)
                                                         --------------------------------
                                                            16,499,201         16,736,909
Cash and cash equivalents                                    1,342,008          1,109,506
Restricted cash                                                371,465            342,282
Other assets, net of accumulated amortization of
   $  276,126 in 1998 and $260,496 in 1997                     183,119            181,421
-----------------------------------------------------------------------------------------

       TOTAL ASSETS                                          $  18,395,793      $  18,370,118
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
   Mortgage payable                                         11,498,601         11,554,935
   Accounts payable and accrued expenses                       211,293            197,443
   Due to general partner and affiliates                        19,213             18,504
   Security deposits                                           102,228            103,908
   Distribution payable                                        200,000                 -
                                                         --------------------------------
       Total Liabilities                                    12,031,335         11,874,790
                                                         --------------------------------
Partners' Capital (Deficit):
   General Partner                                            (580,243)          (567,156)
   Limited Partners (80,000 Units outstanding)               6,944,701          7,062,484
                                                         --------------------------------
       Total Partners' Capital                               6,364,458          6,495,328
-----------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND PARTNERS' CAPITAL           $  18,395,793      $  18,370,118
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES

-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,

                                                                  1998               1997
-----------------------------------------------------------------------------------------
INCOME
Rental                                                    $  1,124,991       $  1,072,556
Interest and other                                               9,368             12,505
                                                          -------------------------------
   Total Income                                              1,134,359          1,085,061
-----------------------------------------------------------------------------------------
EXPENSES
Property operating                                             540,321            509,063
Depreciation and amortization                                  253,338            252,805
Interest                                                       223,515            227,703
General and administrative                                      48,055             48,597
                                                          -------------------------------
   Total Expenses                                            1,065,229          1,038,168
-----------------------------------------------------------------------------------------
   NET INCOME                                             $     69,130       $     46,893
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

NET INCOME ALLOCATED:
   To the General Partner                                 $      6,913       $      4,689
   To the Limited Partners                                      62,217             42,204
-----------------------------------------------------------------------------------------
     NET INCOME                                           $     69,130       $     46,893
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT (80,000 UNITS OUTSTANDING)
Net Income                                                $       0.78       $       0.53
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                             GENERAL           LIMITED
                                             PARTNER           PARTNERS          TOTAL
-----------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT DECEMBER 31, 1997   $  (567,156)      $  7,062,484   $  6,495,328
Net income                                     6,913             62,217         69,130
Distributions ($2.25 per Unit)               (20,000)          (180,000)      (200,000)
-----------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT MARCH 31, 1998      $  (580,243)      $  6,944,701   $  6,364,458
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES

-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,                                   1998          1997
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $    69,130     $  46,893
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                    253,338       252,805
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
       Fundings to restricted cash                                  (82,107)      (83,171)
       Release of restricted cash                                    52,924            -
       Other assets                                                 (17,328)           -
       Accounts payable and accrued expenses                         13,850       127,223
       Due to general partner and affiliates                            709            22
       Security deposits                                             (1,680)       (3,313)
                                                                -------------------------
Net cash provided by operating activities                           288,836       340,459
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES-
Additions to real estate                                                  -      (106,758
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                                             -      (200,000)
Mortgage principal payments                                         (56,334)      (52,147)
                                                                -------------------------
Net cash used for financing activities                              (56,334)     (252,147)
-----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                232,502       (18,446)
Cash and cash equivalents, beginning of period                    1,109,506       962,290
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 1,342,008    $  943,844
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                        $   223,515    $  227,703
-----------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES

   ----------------------------------------------------------------------------
   ----------------------------------------------------------------------------
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

   The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the consolidated statement of partners' capital for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

   No significant events have occurred subsequent to the year ended December 31,1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES


PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Partnership had cash and cash equivalents of $1,342,008 which were invested in unaffiliated money market funds, compared with $1,109,506 at December 31, 1997. The increase is attributable to net cash provided by operating activities exceeding cash used for mortgage principal payments. The Partnership also maintains a restricted cash balance which totaled $371,465 at March 31, 1998 compared to $342,282 at December 31, 1997. The restricted cash funds represent escrows for insurance and real estate taxes required under the terms of the current mortgage loans. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The General Partner declared a regular cash distribution of $2.25 per Unit for the quarter ended March 31, 1998 which will be paid in May, 1998. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

RESULTS OF OPERATIONS

Partnership operations for the three months ended March 31, 1998 generated net income of $69,130 compared with net income of $46,893 for the corresponding period in 1997. The increase for the three month period is primarily attributable to an increase in rental revenues partially offset by an increase in property operating expenses. Net cash provided by operating activities for the three months ended March 31, 1998 was $288,836 compared with $340,459 for the corresponding period in 1997. The decrease is primarily due to more timely payment of operating expenses partially offset by an increase in net income and a release of restricted cash funds.

Property operating expenses for the three months ended March 31, 1998 totaled $540,321 compared with $509,063 for the corresponding period in 1997. The increase is primarily attributable to repairs and maintenance expense to units at Rancho Antigua which were being prepared for re-occupancy.

During the first three months of 1998 and 1997, average occupancy levels at the Partnership's properties were as follows:

             Property                   1998        1997
             -------------------------------------------
             Creekside Oaks              94%         95%
             Ponte Vedra Beach Villa     92%         92%
             Rancho Antigua              97%         96%
             Village at the Foothill     97%         93%
             -------------------------------------------

Occupancy level increases at the Village at Foothills I reflect favorable economic conditions in the Arizona market.

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES


PART II     OTHER INFORMATION

ITEMS 1-5   Not applicable

ITEMS 6     Exhibits

            (a) Exhibits -

            (27)  Financial Data Schedule

            (b) Reports on Form 8-K

            On February 3, 1998 ConAm Realty Investors 2 L.P. filed a Form 8-K regarding a change in the general partner ownership and the name change from Hutton /ConAm Realty Investors 2 to ConAm Realty Investors 2 L.P.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                         CON AM PROPERTY SERVICES II, LTD.
                         General Partner of ConAm Realty Investors 2 L.P.

                         BY:  CONTINENTAL AMERICAN DEVELOPMENT, INC.
                              GENERAL PARTNER


Date:  May 13, 1998           BY:/s/ DANIEL J. EPSTEIN
                                     -----------------
                                     Daniel J. Epstein
                                     Director, President, and Principal
                                     Executive Officer


Date:  May 13, 1998           BY:/s/ ROBERT J. SVATOS
                                     -----------------
                                     Robert J. Svatos
                                     Vice President and Director