Form 10-Q
period 1998-06-30
HUTTON CONAM REALTY INVESTORS 2
filed 1998-07-30
CIK 357099

                  United States Securities and Exchange Commission
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
 X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----      Exchange Act of 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30,1998

                                          or


----       Transition Report Pursuant to Section 13 of 15(d) of the
               Securities Exchange Act of 1934
                     For the transition period from ____ to ____


                           COMMISSION FILE NUMBER: 0-11085

                            CONAM REALTY INVESTORS 2 L.P.
                            -----------------------------
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

                               (619) 297-6771
                               --------------
                REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE







Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X     No
                           ----      ----

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES

     CONSOLIDATED BALANCE SHEETS                                 AT JUNE 30,    AT DECEMBER 31,
                                                                      1998                1997
-----------------------------------------------------------------------------------------------
ASSETS
Investments in real estate:
  Land                                                         $  5,744,972       $  5,744,972
  Buildings and improvements                                     23,681,664         23,681,664
                                                              ----------------------------------
                                                                 29,426,636         29,426,636
  Less accumulated depreciation                                 (13,165,144)       (12,689,727)
                                                              ----------------------------------
                                                                 16,261,492         16,736,909
Cash and cash equivalents                                         1,313,936          1,109,506
Restricted cash                                                     447,579            342,282
Other assets, net of accumulated amortization
  of $291,755 in 1998 and $260,496 in 1997                          233,387            181,421
-----------------------------------------------------------------------------------------------
     TOTAL ASSETS                                              $ 18,256,394       $ 18,370,118
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgages payable                                              11,441,167         11,554,935
  Distribution payable                                              200,000                -
  Accounts payable and accrued expenses                             269,786            197,443
  Due to general partner and affiliates                              18,652             18,504
  Security deposits                                                  98,423            103,908
                                                              ----------------------------------
     Total Liabilities                                           12,028,028         11,874,790
                                                              ----------------------------------
Partners' Capital (Deficit):
  General Partner                                                  (593,852)          (567,156)
  Limited Partners (80,000 Units outstanding)                     6,822,218          7,062,484
                                                              ----------------------------------
     Total Partners' Capital                                      6,228,366          6,495,328
-----------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $ 18,256,394       $ 18,370,118
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES


CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                            1998                  1997              1998                 1997
-----------------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                               $ 1,116,516         $ 1,065,221         $ 2,241,507         $ 2,137,777
Interest and other                                        10,803               9,632              20,171              22,137
                                                     ------------------------------------------------------------------------
  Total Income                                         1,127,319           1,074,853           2,261,678           2,159,914
-----------------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                                       547,139             559,322           1,087,460           1,068,385
Depreciation and amortization                            253,338             254,001             506,676             506,806
Interest                                                 222,416             226,686             445,931             454,389
General and administrative                                40,518              54,726              88,573             103,323
                                                     ------------------------------------------------------------------------
  Total Expenses                                       1,063,411           1,094,735           2,128,640           2,132,903
-----------------------------------------------------------------------------------------------------------------------------
  NET INCOME (LOSS)                                  $    63,908         $   (19,882)        $   133,038         $    27,011
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ALLOCATED:
  To the General Partner                             $     6,391         $    (1,988)        $    13,304         $     2,701
  To the Limited Partners                                 57,517             (17,894)            119,734              24,310
-----------------------------------------------------------------------------------------------------------------------------
  NET INCOME (LOSS)                                  $    63,908         $   (19,882)        $   133,038         $    27,011
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
  (80,000 UNITS OUTSTANDING)
     NET INCOME (LOSS)                               $      0.72         $     (0.22)        $      1.50         $      0.30
-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                                             GENERAL            LIMITED
                                                                             PARTNER           PARTNERS             TOTAL
-----------------------------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT DECEMBER 31, 1997                                   $  (567,156)        $  7,062,484        $ 6,495,328
Net income                                                                    13,304              119,734            133,038
Distributions ($4.50 per Unit)                                               (40,000)            (360,000)          (400,000)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT JUNE 30, 1998                                       $  (593,852)        $  6,822,218        $ 6,228,366
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------





SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,                                          1998                1997
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $  133,038           $  27,011
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                         506,676             506,806
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
     Fundings to restricted cash                                       (158,221)           (159,691)
     Release of restricted cash                                          52,924              51,250
     Other assets                                                       (83,225)                -
     Accounts payable and accrued expenses                               72,343             106,695
     Due to general partner and affiliates                                  148                 (62)
     Security deposits                                                   (5,485)             (3,638)
                                                                      ------------------------------
Net cash provided by operating activities                               518,198             528,371
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES-
Additions to real estate                                                      -            (267,991)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                                          (200,000)           (200,000)
Mortgage principal payments                                            (113,768)           (105,310)
                                                                      ------------------------------
Net cash used for financing activities                                 (313,768)           (305,310)
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    204,430             (44,930)
Cash and cash equivalents, beginning of period                        1,109,506             962,290
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  1,313,936          $  917,360
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
Cash paid during the period for interest                             $  445,931          $  454,389
----------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations and cash flows for the three and six months ended June 30, 1998 and 1997 and the consolidated statement of partners' capital for the six months ended June 30, 1998. Results of operations are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to the year ended December 31, 1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES


PART I, ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Partnership had cash and cash equivalents of $1,313,936 which were invested in money market funds, compared with $1,109,506 at December 31, 1997. The increase is attributable to net cash provided by operating activities exceeding cash used for mortgage principal payments and distributions. The Partnership also maintains a restricted cash balance which totaled $447,579 at June 30, 1998 compared to $342,282 at December 31, 1997.
The restricted cash funds represent escrows for insurance and real estate taxes required under the terms of the current mortgage loans. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The General Partner declared a regular cash distribution of $2.25 per Unit for the quarter ended June 30, 1998 which will be paid in August, 1998. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

RESULTS OF OPERATIONS

Partnership operations for the three and six months ended June 30, 1998 generated net income of $63,908 and $133,038 compared with a net loss of ($19,882) and net income of $27,011 for the corresponding periods in 1997. The increase for the three month period ended June 30, 1998 is primarily attributable to an increase in rental revenues and a decrease in property operating expenses and general and administrative expenses. The increase for the six month period ended June 30, 1998 is primarily attributable to an increase in rental revenues and a decrease in general and administrative expenses partially offset by an increase in property operating expenses.

Property operating expenses for the three and six months ended June 30, 1998 totaled $547,139 and $1,087,460 compared with $559,322 and $1,068,385 for the corresponding periods in 1997. The decrease for the three month period is primarily attributable to reduced repair and maintenance expenses at Ponte Vedra Beach Village I. The increase for the six month period is due to an increase in repair and maintenance expenses at Creekside Oaks, Rancho Antigua and Village at the Foothills I partially offset by a decrease in repair and maintenance expenses at Ponte Vedra Beach Village I and an increase in utility expenses at all properties.

During the first six months of 1998 and 1997, average occupancy levels at the Partnership's properties were as follows:


     PROPERTY                               1998      1997
     -----------------------------------------------------
     Creekside Oaks                          96%       95%
     Ponte Vedra Beach Village I             93%       91%
     Rancho Antigua                          96%       94%
     Village at the Foothills I              97%       93%
     -----------------------------------------------------

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES


PART II        OTHER INFORMATION

ITEMS 1-5      Not applicable

ITEMS 6        Exhibits

               (a) Exhibits -

                   (27)  Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                     CONAM PROPERTY SERVICES II, LTD.
                     General Partner of ConAm Realty Investors 2 L.P.

                     BY:  CONTINENTAL AMERICAN DEVELOPMENT, INC.
                          GENERAL PARTNER


Date: July 30, 1998     BY: /s/ DANIEL J. EPSTEIN
                            ---------------------------------
                            Daniel J. Epstein
                            Director, President, and Principal Executive Officer


Date: July 30, 1998     BY: /s/ ROBERT J. SVATOS
                            ---------------------------
                            Robert J. Svatos
                            Vice President and Director