Form 10-K/A
period 1997-12-31
CONAM REALTY INVESTORS 2 L P
filed 1998-10-13
CIK 357099

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



                                    FORM 10-K/A


                                    AMENDMENT NO.1



FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: December 31, 1997
                                             -----------------

                          COMMISSION FILE NUMBER:  0-11085
                                                 -------

                           CONAM REALTY INVESTORS 2 L.P.
                           -----------------------------
                                 FORMERLY KNOWN AS
                          HUTTON/CONAM REALTY INVESTORS 2
                          -------------------------------
                EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER


          California                                   13-3100545
          ----------                                   ----------
STATE OR OTHER JURISDICTION OF               I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION

Attentin: Robert J. Svatos
1764 San Diego Avenue , San Diego California                     92110-1906
--------------------------------------------                     ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                            ZIP CODE

                                   (619) 297-6771
                                   --------------
                 Registrant's telephone number, including area code




     The undersigned registrant hereby amends the following section of its Report for December 31, 1997 on Form 10-K as set forth in the pages attached hereto:

                                       PART I
ITEM 1.  BUSINESS
(a)  General Description of Business and Objectives

                                        PART I
ITEM 1.  BUSINESS

(a) GENERAL DESCRIPTION OF BUSINESS AND OBJECTIVES

ConAm Realty Investors 2 L.P., formerly known as Hutton/ConAm Realty Investors 2, (the "Partnership") is a California limited partnership formed on October 8, 1992. ConAm Property Services II, Ltd. ("CPS II"), a California limited partnership, and RI 2 Real Estate Services, Inc. ("RI 2"), a Delaware corporation, were the original co-general partners of the Partnership. On January 27, 1998, CPS II acquired RI 2's co-general partner interest in the Partnership, effective July 1, 1997, pursuant to a Purchase Agreement between CPS II and RI 2 dated August 29, 1997. As a result, CPS II now serves as the sole general partner (the "General Partner") of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Investors 2 to ConAm Realty Investors 2 L.P.

The Partnership was organized to engage in the business of acquiring, operating and holding for investment multifamily residential properties. The Partnership originally invested in four joint ventures and one limited partnership, each of which was formed to own a specific residentual apartment property. As described below one property has been sold. Funds held as a working capital reserve are invested in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Partnership's investment objectives and policies.

The Partnership's principal investment objectives with respect to its interests in real property are:

(1)  capital appreciation;

(2)  distribution of net cash from operations attributable to rental income; and

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

Originally, the Partnership utilized the net proceeds of its public offering to acquire five residential apartment complexes (collectively, the "Properties") through investments in four joint ventures and one limited partnership, as follows: (1) Creekside Oaks, a 120-unit apartment complex located in Jacksonville, Florida; (2) Ponte Vedra Beach Village I, a 122-unit apartment complex located in Ponte Vedra Beach, Florida; (3) Rancho Antigua, a 220-unit apartment complex located in McCormick Ranch area of Scottsdale, Arizona; (4) Village at the Footholls I, a 60-unit apartment complex located in Tucson, Arizona; and (5) Country Place Village I, an 88-unit apartment complex located in Clearwater, Florida. On July 20, 1995, Country Place Village I, was sold to an unaffiliated institutional buyer for $3,665,000.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.

COMPETITION

The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Partnership's investment in the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Partnership competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at all four Properties reflect some seasonality, which is typical in these markets in which they are located. In some cases, the Partnership may compete with properties owned by other partnerships affiliated with the General Partner.

For a discussion of current market conditions in the areas where the Partnership's Properties are located, reference is made to the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1997, which is filed as an exhibit under Item 14.

EMPLOYEES

The Partnership has no employees. Services are provided by CPS II, ConAm Management Corporation ("ConAm Management"), an affiliate of CPS II, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Partnership has entered into management agreements pursuant to which ConAm Management provides management services with respect to the Properties. First Data Investor Services Group had been retained by the Partnership to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. Effective January 1, 1998, the accounting functions of the Partnership have been transferred to the firm of Brock, Tibbitts, & Snell, an unaffiliated company located in San Diego, California. See Item 13, "Certain Relationships and Related Transactions", for a further description of the service and management agreements between the Partnership and affiliated entities.

                                      SIGNATURES

Pursuant to the requirements of Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    October 13, 1998         CONAM REALTY INVESTORS 2 L.P.


                                   BY:  ConAm Property Services II, Ltd.
                                        General Partner of ConAm Realty
                                        Investors 2 L.P.


                                   BY:  Continental American Development, Inc.
                                        General Partner


                                   BY:  /s/  Daniel J. Epstein
                                   ---------------------------------------------
                                   Name:     Daniel J. Epstein
                                   Title:    President, Director and
                                             Principal Executive Officer