Form 10-Q
period 1998-09-30
CONAM REALTY INVESTORS 2 L P
filed 1998-11-16
CIK 357099

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -------  Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

or

 ------- Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____

                         COMMISSION FILE NUMBER: 0-11085


                          CONAM REALTY INVESTORS 2 L.P.
                          -----------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER



          California                                     13-3100545
          ----------                                     ----------
STATE OR OTHER JURISDICTION OF               I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION

1764 San Diego Avenue
San Diego, CA  92110                                     92110-1906
--------------------                                     -----------
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

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS                                                           AT SEPTEMBER 30,         AT DECEMBER 31,
                                                                                                  1998                    1997
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investments in real estate:
     Land                                                                                  $ 5,744,972             $ 5,744,972
     Buildings and improvements                                                             23,681,664              23,681,664
                                                                                    -------------------------------------------
                                                                                            29,426,636              29,426,636
     Less accumulated depreciation                                                         (13,402,882)            (12,689,727)
                                                                                    -------------------------------------------
                                                                                            16,023,754              16,736,909
Cash and cash equivalents                                                                    1,298,970               1,109,506
Restricted cash                                                                                521,854                 342,282
Other assets, net of accumulated amortization
     of $307,385 in 1998 and $260,496 in 1997                                                  247,615                 181,421
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                      $ 18,092,193            $ 18,370,118
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Mortgages payable                                                                      11,382,614              11,554,935
     Distribution payable                                                                      200,000                       -
     Accounts payable and accrued expenses                                                     386,699                 197,443
     Due to general partner and affiliates                                                      18,766                  18,504
     Security deposits                                                                          92,286                 103,908
                                                                                   -------------------------------------------
        Total Liabilities                                                                   12,080,365              11,874,790
                                                                                   -------------------------------------------
Partners' Capital (Deficit):
     General Partner                                                                          (615,506)               (567,156)
     Limited Partners (80,000 Units outstanding)                                             6,627,334               7,062,484
                                                                                   -------------------------------------------
        Total Partners' Capital                                                              6,011,828               6,495,328
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $ 18,092,193            $ 18,370,118
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES

----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                                  SEPTEMBER 30,
                                                       1998                  1997                    1998                    1997
----------------------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                          $ 1,092,226           $ 1,071,005             $ 3,333,733             $ 3,208,782
Interest and other                                   12,070                18,623                  32,241                  40,760
                                               ----------------------------------------------------------------------------------
        Total Income                              1,104,296             1,089,628               3,365,974               3,249,542
----------------------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                                  595,287               661,158               1,682,747               1,729,543
Depreciation and amortization                       253,369               255,279                 760,045                 762,085
Interest                                            221,296               225,649                 667,227                 680,038
General and administrative                           50,882                46,470                 139,455                 149,793
                                               ----------------------------------------------------------------------------------
        Total Expenses                            1,120,834             1,188,556               3,249,474               3,321,459
----------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                         $ (16,538)            $ (98,928)              $ 116,500              $  (71,917)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ALLOCATED:
        To the General Partner                    $  (1,654)            $  (9,893)              $  11,650              $   (7,192)
        To the Limited Partners                     (14,884)              (89,035)                104,850                 (64,725)
----------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                         $ (16,538)            $ (98,928)              $ 116,500              $  (71,917)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
     (80,000 UNITS OUTSTANDING)
        NET INCOME (LOSS)                         $   (0.19)            $   (1.11)              $    1.31              $    (0.81)
----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                          GENERAL                 LIMITED
                                                                          PARTNER                PARTNERS                   TOTAL
----------------------------------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT DECEMBER 31, 1997                                 $ (567,156)            $ 7,062,484             $ 6,495,328
Net income                                                                 11,650                 104,850                 116,500
Distributions ($6.75 per Unit)                                            (60,000)               (540,000)               (600,000)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT SEPTEMBER 30, 1998                                $ (615,506)            $ 6,627,334             $ 6,011,828
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                                            1998                    1997
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                      $ 116,500               $ (71,917)
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                                                760,044                 762,085
     Increase (decrease) in cash arising from changes in
     operating assets and liabilities:
        Fundings to restricted cash                                                              (232,496)               (245,218)
        Release of restricted cash                                                                 52,924                  53,150
        Other assets                                                                             (113,083)                      -
        Accounts payable and accrued expenses                                                     189,256                 232,165
        Due to general partner and affiliates                                                         262                     357
        Security deposits                                                                         (11,622)                 (2,055)
                                                                                       -------------------------------------------
Net cash provided by operating activities                                                         761,785                 728,567
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES-
Additions to real estate                                                                                -                (388,231)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                                                                    (400,000)               (200,000)
Mortgage principal payments                                                                      (172,321)               (159,511)
                                                                                       -------------------------------------------
Net cash used for financing activities                                                           (572,321)               (359,511)
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                              189,464                 (19,175)
Cash and cash equivalents, beginning of period                                                  1,109,506                 962,290
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $ 1,298,970               $ 943,115
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
Cash paid during the period for interest                                                        $ 667,227               $ 680,038
----------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997, and the consolidated statement of partners' capital for the nine months ended September 30, 1998. Results of operations are not necessarily indicative of the results to be expected for the full year.

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

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES


PART I, ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Partnership had cash and cash equivalents of $1,298,970 which were invested in money market funds, compared with $1,109,506 at December 31, 1997. The increase is attributable to net cash provided by operating activities exceeding cash used for mortgage principal payments and distributions. The Partnership also maintains a restricted cash balance which totaled $521,854 at September 30, 1998 compared to $342,282 at December 31, 1997. The restricted cash funds represent escrows for insurance and real estate taxes required under the terms of the current mortgage loans. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The General Partner declared a regular cash distribution of $2.25 per Unit for the quarter ended September 30, 1998 which will be paid in November, 1998. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

The General Partner, on behalf of the Partnership, is negotiating and expects to enter into an agreement for the sale of the Partnership's remaining properties and properties owned by various other limited partnerships affiliated with the General Partner (the "Affiliated Partnerships") to DOC Investors LLC, a Delaware limited liability company to be formed to acquire real property ( the "Purchaser"). An Affiliate of the General Partner will hold a 9% interest in the Purchaser. Consummation of the sale is subject to various conditions, including the execution of definitive documents, the approval of a majority in interest of the Limited Partners, and approval by the limited partners of the Affiliated Partnerships. Accordingly, there can be no assurance that the sale will be consummated.

Following satisfaction of applicable securities regulatory requirements, the General Partner will solicit the approval of the Limited Partners to the sale and to a related amendment to the Partnership's agreement of limited partnership by means of a Consent Solicitation Statement. Such Consent Solicitation Statement will set forth the terms and conditions of the proposed sale, the text of the proposed amendment to the Partnership's agreement of limited partnership, and other matters with respect to the sale. If the sale and related amendment are approved, and the other conditions to the sale satisfied, the sale, which is expected to occur before December 31, 1998, would result in distributions approximating the net asset value of the Units and the final liquidation of the Partnership. The terms of the proposed sale are contained in the Preliminary Consent Solicitation Statement filed by the Partnership with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 on October 30, 1998.

RESULTS OF OPERATIONS

Partnership operations for the three and nine months ended September 30, 1998 generated a net loss of ($16,538) and net income of $116,500, for the three and six months ended September 30, 1998. This compares with a net loss of ($98,928) and ($71,917) for the corresponding periods in 1997. The decrease in net loss for the three month period ended September 30, 1998 is primarily attributable to an increase in rental revenues and a decrease in property operating expenses. The increase in net income for the nine month period ended September 30, 1998 is primarily attributable to an increase in rental revenues and a decrease in property operating expenses.

Property operating expenses for the three and nine months ended September 30, 1998 totaled $595,287 and $1,682,747 compared with $661,158 and $1,729,543 for the corresponding periods in 1997. The decrease for the three month period is primarily attributable to reduced repair and maintenance expenses at Ponte Vedra Beach Village I. The decrease for the nine month period is due to a decrease in repair and maintenance expenses at Ponte Vedra Beach Village I and Rancho Antigua.

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES

RESULTS OF OPERATIONS - CONTINUED

PART I, ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

During the first nine months of 1998 and 1997, average occupancy levels at the Partnership's properties were as follows:


         PROPERTY                                 1998             1997
         ---------------------------------------------------------------
         Creekside Oaks                             95%              94%
         Ponte Vedra Beach Village I                92%              93%
         Rancho Antigua                             95%              91%
         Village at the Foothills I                 96%              89%
         ---------------------------------------------------------------


YEAR 2000

The Partnership has assessed the potential impact of the Year 2000 issue on its computer systems, operating equipment with imbedded microchips and major third party vendors. If the proposed sale of its remaining properties is consummated, the Partnership will liquidate prior to January 1, 2000, and no Year 2000 issues will be presented.

In the event that the sale is not consummated, the Partnership has relied on the efforts of ConAm Management Corporation ("ConAm Management"), which has been retained by the Partnership to manage the business and financial operation of the Partnership's properties, to resolve any potential Year 2000 issues. In the course of providing property management services for the Partnership, ConAm Management retained a third party consultant to modify all applicable software to provide for a 4-digit year field. The General Partner believes that the modifications undertaken by ConAm Management related to computer systems are sufficient to address any potential Year 2000 problems and that the impact of the Year 2000 issue will not materially affect the Partnership's operating results or financial condition if the Partnership is not liquidated prior to January 1, 2000. Accordingly, neither ConAm Management nor the Partnership has taken any further actions with respect to the Year 2000 issue related to the computer systems.

The Partnership plans to initiate a program to evaluate the Year 2000 readiness of each property's operating equipment with embedded microchips and replace as considered necessary. In the event that the replacement project is not completed by the Year 2000, failure of the property's operating equipment as a result of the Year 2000 issue is not expected to have a significant impact on operations.

The Partnership plans to initiate discussion with significant suppliers and other third parties to determine the extent to which the Partnership may be vulnerable to the failure of these parties to address and correct their own Year 2000 issues. However, there can be no guarantee that the systems of other companies that support the Partnership's operations will be timely converted or that a failure by these companies to correct their Year 2000 problems would not have a material adverse effect on the Partnership. At the present time the Partnership does not have a contingency plan in place, in the event of Year 2000 failure related to significant suppliers and other third parties, but plans to create one within the next year.

The Partnership currently has no indication that the costs associated with any remedial actions in connection with the Year 2000 related to its operating equipment with imbedded microchips and major third party vendors issue will be material. All costs related to the remediation plan of the computer system were incurred by ConAm Management in connection with their management services.

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

                           CONAM PROPERTY SERVICES II, LTD.
                           General Partner of ConAm Realty Investors 2 L.P.

                           BY:   CONTINENTAL AMERICAN DEVELOPMENT, INC.
                                 GENERAL PARTNER


Date:  November 13, 1998         BY:/s/ DANIEL J. EPSTEIN
                                   ----------------------------------
                                 Daniel J. Epstein
                                 Director, President, and Principal Executive
                                 Officer


Date:  November 13, 1998         BY:/s/ ROBERT J. SVATOS
                                   ----------------------------------
                                 Robert J. Svatos
                                 Vice President and Director

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

                          CONAM PROPERTY SERVICES II, LTD.
                          General Partner of ConAm Realty Investors 2 L.P.

                          BY: CONTINENTAL AMERICAN DEVELOPMENT, INC. GENERAL PARTNER


Date:  November 13, 1998
                                 -------------------------------------
                                 Daniel J. Epstein
                                 Director, President, and Principal Executive
                                 Officer


Date:  November 13, 1998
                                 -------------------------------------
                                 Robert J. Svatos
                                 Vice President and Director

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES


PART II             OTHER INFORMATION

ITEMS 1-5           Not applicable

ITEMS 6             Exhibits

                    (a) Exhibits -

                         (27)  Financial Data Schedule

                    (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.