Form 10-Q
period 1999-03-31
CONAM REALTY INVESTORS 2 L P
filed 1999-05-14
CIK 357099

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   -----  Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

     or

          Transition Report Pursuant to Section 13 of 15(d) of the Securities ----- Exchange Act of 1934 For the transition period from ____ to ____

                         COMMISSION FILE NUMBER: 0-11085



                          CONAM REALTY INVESTORS 2 L.P.
              ----------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER



           California                                   13-3100545
           ----------                                   ----------
STATE OR OTHER JURISDICTION OF              I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION

1764 San Diego Avenue
SAN DIEGO, CA                                              92110-1906
---------------------                                      ----------
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

                               PART 1 - FINANCIAL INFORMATION


     ITEM 1.            Financial Statements

     CONSOLIDATED BALANCE SHEETS                                             AT MARCH 31,         AT DECEMBER 31,
                                                                                     1999                    1998
     -------------------------------------------------------------------------------------------------------------
     ASSETS
     Investments in real estate:
        Land                                                                    $       -            $  5,744,972
        Buildings and improvements                                                      -              23,718,118
                                                                     ---------------------------------------------
                                                                                        -              29,463,090
        Less accumulated depreciation                                                   -             (13,640,819)
                                                                     ---------------------------------------------
                                                                                        -              15,822,271
     Cash and cash equivalents                                                    694,402               1,220,656
     Restricted cash                                                                    -                 345,558
     Other assets, net of accumulated amortization
        of $0 in 1999 and $323,015 in 1998                                         29,862                 326,486
     -------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                         $ 724,264            $ 17,714,971
     =============================================================================================================
     LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:
        Mortgages payable                                                       $       -            $ 11,322,919
        Accounts payable and accrued expenses                                      99,545                 287,482
        Due to general partner and affiliates                                           -                  18,547
        Security deposits                                                               -                  92,096
                                                                     ---------------------------------------------
           Total Liabilities                                                       99,545              11,721,044
                                                                     ---------------------------------------------
     Partners' Capital (Deficit):
        General Partner                                                          (120,500)               (617,296)
        Limited Partners (80,000 Units outstanding)                               745,219               6,611,223
                                                                     ---------------------------------------------
           Total Partners' Capital                                                624,719               5,993,927
     -------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $ 724,264            $ 17,714,971
     =============================================================================================================

     SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

     CONAM REALTY INVESTORS 2 L.P.
     AND CONSOLIDATED VENTURES

     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED MARCH 31,                                           1999                    1998
     ------------------------------------------------------------------------------------------------------------
     INCOME
     Rental                                                                 $    327,728              $1,124,991
     Interest and other                                                           78,520                   9,368
                                                                -------------------------     -------------------
           Total Income                                                          406,248               1,134,359
     ------------------------------------------------------------------------------------------------------------
     EXPENSES
     Property operating                                                          317,398                 540,321
     Depreciation and amortization                                                42,284                 253,338
     Interest                                                                     73,122                 223,515
     General and administrative                                                   20,012                  48,055
                                                                -------------------------------------------------
           Total Expenses                                                        452,816               1,065,229
     ------------------------------------------------------------------------------------------------------------
     Income (loss) from operations                                               (46,568)                 69,130
     Gain on sale of properties                                               13,306,236                       -
     ------------------------------------------------------------------------------------------------------------
     Income before extraordinary items                                        13,259,668                  69,130
     Extraordinary loss from debt extinguishment                                (700,223)                      -
     ============================================================================================================
           NET INCOME                                                       $ 12,559,445              $   69,130
     ============================================================================================================
     NET INCOME ALLOCATED:
           To the General Partner                                           $    585,449              $    6,913
           To the Limited Partners                                            11,973,996                  62,217
     ============================================================================================================
           NET INCOME                                                       $ 12,559,445              $   69,130
     ============================================================================================================
     PER LIMITED PARTNERSHIP UNIT
        (80,000 UNITS OUTSTANDING)
        Income (loss) from operations                                       $      (0.58)             $     0.78
        Gain on sale of properties                                                159.00                       -
        Extraordinary loss from debt extinguishment                                (8.75)                      -
     ============================================================================================================
           NET INCOME                                                       $     149.67              $     0.78
     ============================================================================================================



     CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
     FOR THE THREE MONTHS ENDED MARCH 31,1999

                                                               GENERAL               LIMITED
                                                               PARTNER               PARTNERS                  TOTAL
     -------------------------------------------------------------------------------------------------------------------
     BALANCE (DEFICIT) AT DECEMBER 31, 1998                 $ (617,296)            $  6,611,223            $  5,993,927
     Net income                                                585,449               11,973,996              12,559,445
     Distributions ($223.00 per Unit)                          (88,653)             (17,840,000)            (17,928,653)
     ===================================================================================================================
     BALANCE (DEFICIT) AT MARCH 31, 1999                    $ (120,500)            $    745,219            $    624,719
     ===================================================================================================================


     SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

     CONAM REALTY INVESTORS 2 L.P.
     AND CONSOLIDATED VENTURES

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED MARCH 31,                                           1999                    1998
     ------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $ 12,559,445             $    69,130
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                             42,284                 253,338
        Gain on sale of properties                                           (13,306,236)                      -
        Extraordinary loss from debt extinguishment                              700,223                       -
        Increase (decrease) in cash arising from changes in
         operating assets and liabilities:
           Fundings to restricted cash                                                 -                 (82,107)
           Release of restricted cash                                            345,558                  52,924
           Other assets                                                          182,004                 (17,328)
           Accounts payable and accrued expenses                                (187,937)                 13,850
           Due to general partner and affiliates                                 (18,547)                    709
           Security deposits                                                     (92,096)                 (1,680)
                                                                    ---------------------------------------------
     Net cash provided by operating activities                                   224,698                 288,836
     ------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM INVESTING ACTIVITIES-
     Net proceeds from sale of properties                                     28,500,620                       -
     ------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions                                                           (17,928,653)                      -
     Mortgage principal payments                                             (11,322,919)                (56,334)
                                                                    ---------------------------------------------
     Net cash used in financing activities                                   (29,251,572)                (56,334)
     ------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents                       (526,254)                232,502
     Cash and cash equivalents, beginning of period                            1,220,656               1,109,506
     ------------------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    694,402             $ 1,342,008
     ============================================================================================================

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
     Cash paid during the period for interest                               $     73,122             $   223,515
     ------------------------------------------------------------------------------------------------------------

     SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

     CONAM REALTY INVESTORS 2 L.P.
     AND CONSOLIDATED VENTURES


     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

     The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998 and the consolidated statement of partners' capital for the three months ended March 31, 1999. Results of operations are not necessarily indicative of the results to be expected for the full year.

     The Partnership sold its remaining investments in real estate. The sale and liquidation plan was approved by the Unitholders through a consent solicitation statement as of January 15, 1999 and the sale of the properties was completed on January 29, 1999.

     For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in net income for the period.

     Within 30 days of the completion of the sale of the properties, the Partnership declared a cash distribution representing substantially all of the net proceeds from sale and substantially all of the remaining cash from operations of the Partnership less an amount for costs and contingencies associated with the sale and liquidation of the Partnership.

     No other significant events have occurred subsequent to the year ended December 31, 1998, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph
     (a) (5).

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

On February 26, 1999, the Partnership declared cash distributions in the amounts of $17,840,000 to the Limited Partner Unitholders ($223.00 per Unit) and $88,653 to the General Partner, which amounts represent substantially all of the net proceeds from the sale (the "Sale" ) of the Partnership's remaining investments in real estate ("Properties") together with other available cash from operations of the Partnership less an amount for costs associated with the liquidation of the Partnership and other contingencies.

As a result of the Sale of the remaining Properties, the only source of revenue prior to final liquidation will be the interest generated on the remaining cash balances. The remaining cash is invested in an unaffiliated highly liquid money market fund.

At March 31, 1999, the Partnership had cash and cash equivalents of $694,402 compared with $1,220,656 at December 31, 1998. The decrease in cash and cash equivalents is due to the distribution of the proceeds from the Sale and cash from operations. The General Partner believes that the Partnership has sufficient cash to meet the needs of the Partnership for any contingencies or costs associated with Sale and the final liquidation of the Partnership. As required by the Partnership agreement, upon the final liquidation of the Partnership, the general partner will contribute $177,778 to the Partnership, which represents distributions of net proceeds from sale or refinancing previously received by the general partner. Remaining cash available, if any, after the contribution of the general partner and the satisfaction of all Partnership obligations, will be distributed pursuant to the Partnership agreement.

Results of Operations

Partnership net income for the three months ended March 31, 1999 was $12,559,445 compared to $69,130 for the corresponding period in1998. The increase for the three months ended March 31, 1999 is primarily attributable to the gain on the Sale.

For the three months ended March 31, 1999, the Partnership generated operating losses of $46,568 compared to operating income of $69,130 for the corresponding period in 1998. Rental income totaled $327,728 for the three months ended March 31, 1999 compared with $1,124,991 for the corresponding period in 1998. Partnership expenses for the three months ended March 31, 1999 totaled $452,816 compared with $1,065,229 for the corresponding period in 1998. For the three months ended March 31, 1999, the decreased income from operations, rental income and partnership expenses are primarily attributable to the Sale on January 29, 1999.

Year 2000

Due to the consummation of the Sale, the Partnership is no longer engaged in the operation of real properties or any other business. As a result of the foregoing, and in view of the General Partner's plan to complete the full liquidation of the Partnership prior to January 1, 2000, the Partnership has no exposure to Year 2000 issues.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

Since the Partnership sold its remaining Properties on January 29, 1999 and has no interest-bearing indebtedness, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.


                           PART II -- OTHER INFORMATION


ITEMS 1-3.           Not applicable

ITEM 4.              Submission of Matters to a Vote of Security Holders.

                     Pursuant to a Consent Solicitation Statement dated December 16, 1998, the Unitholders were asked to approve two proposals as follows: (i) the sale of all of the Partnership's remaining real estate investments to DOC Investors, L.L.C. (the "Sale"); and (ii) an amendment to the Partnership's partnership agreement to permit sales of Partnership properties to affiliates of the General Partner if the terms of the sale are approved by the Unitholders (the "Amendment"). By its terms, the consent solicitation was to terminate on January 15, 1999, unless such date was extended by the General Partner for an aggregate of up to an additional 40 days. Since both the Sale and the Amendment were approved by the requisite majority-in-interest of the Unitholders (i.e., at least 40,001 Units) as of January 15, 1999, the consent solicitation terminated on such date. Upon termination of the consent solicitation, the results of the consent solicitation were as follows: (i) With respect to the Sale
                     - 48,437 Units "FOR;" 1,214 Units "AGAINST;" and 525 Units "ABSTAIN;" and (ii) with respect to the Amendment - 47,679 Units "FOR;" 1,882 Units "AGAINST;" and 615 Units "ABSTAIN." The foregoing results do not include any votes received after the termination of the consent solicitation.

ITEM 5.              Not applicable

ITEM 6.              Exhibits & Reports on Form 8-K

                 (a) Exhibits

                 3.1 Amendment, dated January 18, 1999 to Partnership's Amended and Restated Certificate of Limited Partnership Agreement (included as, and incorporated herein by reference to, Exhibit 4.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).

                10.1 Agreement for Purchase and Sale and Joint Escrow
                     Instructions between Creekside Oaks Joint Venture and Doc Investors, L.L.C. dated January 26, 1999 with respect to the Sale of Creekside Oaks (included as, and incorporated herein by reference to, Exhibit 10.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).

                10.2 Agreement for Purchase and Sale and Joint Escrow
                     Instructions between Ponte Vedra Beach Village Joint Venture and Doc Investors, L.L.C. dated January 26, 1999 with respect to the Sale of Ponte Vedra Beach Village I Apartments (included as, and incorporated herein by reference to, Exhibit 10.2 to the Partnership's Report on Form 8-K filed on February 16, 1999).

                10.3 Agreement for Purchase and Sale and Joint Escrow
                     Instructions between Rancho Antigua Joint Venture and Doc Investors, L.L.C. dated January 26, 1999 with respect to the Sale of Rancho Antigua (included as, and incorporated herein by reference to, Exhibit 10.3 to the Partnership's Report on Form 8-K filed on February 16, 1999).

                10.4 Agreement for Purchase and Sale and Joint Escrow
                     Instructions between Village at the Foothills (Phase I) Joint Venture Limited Partnership and Doc Investors, L.L.C. dated January 26, 1999 with respect to the Sale of Village at Foothills I Apartments (included as, and incorporated herein by reference to, Exhibit 10.4 to the Partnership's Report on Form 8-K filed on February 16, 1999).

                 (b) Reports on Form 8-K

                     On February 16, 1999, the Partnership filed a Form 8-K for the purpose of disclosing the consummation of the sale of all of its real property investments on January 29, 1999 to DOC Investors, L.L.C. No other reports on Form 8-K were filed during the quarter ended March 31, 1999.

                (27) Financial Data Schedule

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

                                CONAM PROPERTY SERVICES II, LTD.
                                General Partner of ConAm Realty Investors 2 L.P.

                                BY:   CONTINENTAL AMERICAN DEVELOPMENT, INC.
                                      GENERAL PARTNER


           Date:  May 14, 1999        BY: /s/ DANIEL J. EPSTEIN
                                      -------------------------
                                      Daniel J. Epstein
                                      Director, President, and
                                      Principal Executive Officer


           Date:  May 14, 1999        BY: /s/ ROBERT J. SVATOS
                                      ------------------------
                                      Robert J. Svatos
                                      Vice President and Director