Form 10-Q
period 1999-06-30
CONAM REALTY INVESTORS 2 L P
filed 1999-08-11
CIK 357099

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

or

          Transition Report Pursuant to Section 13 of 15(d) of the Securities
-----     Exchange Act of 1934
                  For the transition period from ____ to ____

                         COMMISSION FILE NUMBER: 0-11085



                          CONAM REALTY INVESTORS 2 L.P.
                          -----------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER



        California                                                  13-3100545
        ----------                                                   ---------
STATE OR OTHER JURISDICTION                 I.R.S. EMPLOYER IDENTIFICATION NO.
OF INCORPORATION OR ORGANIZATION

1764 San Diego Avenue
San Diego, CA                                            92110-1906
-------------                                            ----------
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

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.        Financial Statements

--------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS                              AT JUNE 30,         AT DECEMBER 31,
                                                             1999                   1998
--------------------------------------------------------------------------------------------
ASSETS
Investments in real estate:
   Land                                                 $          -           $  5,744,972
   Buildings and improvements                                      -             23,718,118
                                                        ------------------------------------
                                                                   -             29,463,090
   Less accumulated depreciation                                   -            (13,640,819)
                                                        ------------------------------------
                                                                   -             15,822,271
Cash and cash equivalents                                    609,332              1,220,656
Restricted cash                                                    -                345,558
Other assets, net of accumulated amortization
   of $0 in 1999 and $323,015 in 1998                         15,700                326,486
--------------------------------------------------------------------------------------------
       TOTAL ASSETS                                     $    625,032           $ 17,714,971
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgages payable                                    $          -           $ 11,322,919
   Accounts payable and accrued expenses                      53,601                287,482
   Due to general partner and affiliates                           -                 18,547
   Security deposits                                               -                 92,096
                                                        ------------------------------------
       Total Liabilities                                      53,601             11,721,044
                                                        ------------------------------------
Partners' Capital (Deficit):
   General Partner                                          (121,033)              (617,296)
   Limited Partners (80,000 Units outstanding)               692,464              6,611,223
                                                        ------------------------------------
       Total Partners' Capital                               571,431              5,993,927
--------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND PARTNERS' CAPITAL          $    625,032           $ 17,714,971
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES

----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   JUNE 30,                              JUNE 30,
                                                          1999                1998               1999                1998
----------------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                               $          -        $  1,116,516       $    327,728        $  2,241,507
Interest and other                                          9,087              10,803             87,607              20,171
                                                     -----------------------------------------------------------------------
       Total Income                                         9,087           1,127,319            415,335           2,261,678
----------------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                                              -             547,139            317,398           1,087,460
Depreciation and amortization                                   -             253,338             42,284             506,676
Interest                                                        -             222,416             73,122             445,931
General and administrative                                 62,375              40,518             82,387              88,573
                                                     -----------------------------------------------------------------------
       Total Expenses                                      62,375           1,063,411            515,191           2,128,640
----------------------------------------------------------------------------------------------------------------------------
Income (Loss) from operations                             (53,288)             63,908            (99,856)            133,038
Gain on sale of properties                                      -                   -         13,306,236                   -
----------------------------------------------------------------------------------------------------------------------------
Income before extraordinary items                         (53,288)             63,908         13,206,380             133,038
Extraordinary loss from debt extinguishment                     -                   -           (700,223)                  -
----------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                             $    (53,288)       $     63,908       $ 12,506,157        $    133,038
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ALLOCATED:
       To the General Partner                        $       (533)       $      6,391       $    584,916        $     13,304
       To the Limited Partners                            (52,755)             57,517         11,921,241             119,734
----------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                             $    (53,288)       $     63,908       $ 12,506,157        $    133,038
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
   (80,000 LIMITED PARTNER UNITS OUTSTANDING)
   Income (Loss) from operations                     $      (0.66)       $       0.72       $      (1.24)       $       1.50
   Gain on sale of properties                                   -                   -             159.00                   -
   Extraordinary loss from debt extinguishment                  -                   -              (8.75)                  -
----------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                             $      (0.66)       $       0.72       $     149.01        $       1.50
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                                              GENERAL          LIMITED
                                                                              PARTNER          PARTNERS                TOTAL
-----------------------------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT DECEMBER 31, 1998                                   $   (617,296)      $  6,611,223        $  5,993,927
Net income                                                                    584,916         11,921,241          12,506,157
Distributions ($223.00 per Limited Partner Unit)                              (88,653)       (17,840,000)        (17,928,653)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT JUNE 30, 1999                                       $   (121,033)      $    692,464        $    571,431
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------




SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES

------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,                                                    1999                1998
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $ 12,506,157        $    133,038
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                        42,284             506,676
   Gain on sale of properties                                                      (13,306,236)                  -
   Extraordinary loss from debt extinguishment                                         700,223                   -
   Increase (decrease) in cash arising from changes in operating assets and liabilities:
       Fundings to restricted cash                                                           -            (158,221)
       Release of restricted cash                                                      345,558              52,924
       Other assets                                                                    196,166             (83,225)
       Accounts payable and accrued expenses                                          (233,881)             72,343
       Due to general partner and affiliates                                           (18,547)                148
       Security deposits                                                               (92,096)             (5,485)
                                                                                  ---------------------------------
Net cash provided by operating activities                                              139,628             518,198
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES-
net proceeds from sale of properties                                                28,500,620                   -
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                                                      (17,928,653)           (200,000)
Mortgage principal payments                                                        (11,322,919)           (113,768)
                                                                                  ---------------------------------
Net cash used in financing activities                                              (29,251,572)           (313,768)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  (611,324)            204,430
Cash and cash equivalents, beginning of period                                       1,220,656           1,109,506
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $    609,332        $  1,313,936
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
Cash paid during the period for interest                                          $     73,122        $    445,931
-------------------------------------------------------------------------------------------------------------------





SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES



------------------------------------------------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998, cash flow for the six months ended June 30, 1999 and 1998, and the consolidated statement of partners' capital for the six months ended June 30, 1999. Results for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

The Partnership has sold its remaining investments in real estate. The sale and liquidation plan was approved by the Unitholders through a consent solicitation statement as of January 15, 1999 and the sale of the properties was completed on January 29, 1999.

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

No other significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

CONAM REALTY INVESTORS 2 L.P.
AND CONSOLIDATED VENTURES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

On February 26, 1999, the Partnership declared cash distributions in the amounts of $17,840,000 to the Limited Partner Unitholders ($223.00 per Unit) and $88,653 to the General Partner, which amounts represent substantially all of the net proceeds from the sale (the "Sale" ) of the Partnership's remaining investments in real estate ("Properties") together with other available cash from operations of the Partnership less an amount for costs associated with the liquidation of the Partnership and other contingencies. As a result of the Sale and distribution, cash and cash equivalents and other assets comprise all of the remaining assets of the Partnership. The General Partner believes that the Partnership has sufficient cash to meet the needs of the Partnership for any contingencies or costs associated with the Sale and final liquidation of the Partnership.

As a result of the Sale of the remaining Properties, the only source of revenue prior to final liquidation will be the interest generated on the remaining cash balances. The remaining cash is invested in an unaffiliated highly liquid money market fund.

At June 30, 1999, the Partnership had cash and cash equivalents of $609,332 compared with $1,220,656 at December 31, 1998. The decrease in cash and cash equivalents is due to the Sale of the Properties and the subsequent distribution of substantially all of the net proceeds thereof and other Partnership cash. As required by the Partnership agreement, upon final liquidation of the Partnership, the general partner is to contribute $177,778 ("GP Contribution") to the Partnership, which represents distributions of net proceeds from Sale or refinancing previously received by the general partner. Remaining cash available, if any, after the contribution by the General Partner and the satisfaction of all Partnership obligations will be distributed pursuant to the Partnership agreement.

RESULTS OF OPERATIONS

Partnership net income (loss) for the three and six months ended June 30, 1999 was ($53,288) and $12,506,157, respectively, compared to net income of $63,908 and $133,038 for the corresponding periods in fiscal 1998. The decreased income for the three months ended June 30, 1999 is primarily attributable to the Sale of the Properties. The increase in income for the six month period is primarily attributable to the gain on the Sale.

The Partnership generated operating losses for the three and six months ended June 30, 1999 of $53,288 and $99,856, respectively, compared to operating income of $63,908 and $133,038, respectively, for the corresponding periods in fiscal 1998. Total income for the three and six months ended June 30, 1999 totaled $9,087 and $415,335, respectively, compared with $1,127,319 and $2,261,678, respectively, for the corresponding period in fiscal 1998. The decreased total income and operating loss for the three and six months ended June 30, 1999, is primarily attributable to the decrease in rental income attributable to the Sale on January 29, 1999, partially offset by interest income earned on the proceeds from the Sale prior to distributions to the Unitholders and reduced operating expenses.

Total expenses for the three and six months ended June 30, 1999 were $62,375 and $515,191, respectively, compared to $1,063,411 and $2,128,640, respectively, for the corresponding periods in fiscal 1998. The decrease in total expenses is primarily attributable to the Sale.

General and administrative expenses for the three and six months ended June 30, 1999 were $62,375 and $82,387, respectively, compared to $40,518 and $88,573, respectively, for the corresponding periods in fiscal 998. The decrease in general and administrative expenses for the six months ended June 30, 1999 is primarily attributable to a reduction in printing, mailing and investor relations exepnses. The increase for the three months ended June 30, 1999 is primarily due to the payment for costs related to the liquidation of the Partnership.

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

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risks

Due to the consummation of the Sale and the repayment of its mortgage indebtedness, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.

                           PART II - OTHER INFORMATION

ITEMS 1-5.     Not applicable

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

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

                            CONAM PROPERTY SERVICES II, LTD.
                            General Partner of ConAm Realty Investors 2 L.P.

                            BY:  CONTINENTAL AMERICAN DEVELOPMENT, INC.
                                 GENERAL PARTNER


Date: August 10, 1999            BY:/s/ DANIEL J. EPSTEIN
                                    ------------------------
                                    Daniel J. Epstein
                                    Director, President, and Principal
                                    Executive Officer


Date: August 10, 1999            BY:/s/ ROBERT J. SVATOS
                                    ------------------------
                                    Robert J. Svatos
                                    Vice President and Director